Form 10-Q
period 2018-09-30
Federal Life Group, Inc.
filed 2018-12-26
CIK 1743886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38718

Federal Life Group, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	82-4944172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 West Deerfield Road

Riverwoods, Illinois 60015

(Address of principal executive offices, including zip code)

(847) 520-1900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 26, 2018, there were 3,530,150 shares of the registrant’s common stock, $.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL LIFE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Predecessor	Predecessor
	9/30/2018	12/31/2017
	(unaudited)
Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost; 2018, $184,995; 2017, $183,432)	$181,497	$188,452
Equity securities	6,620	6,209
Policy loans	9,599	9,852
Derivative instruments, at fair value	517	395

Total investments	198,233	204,908
Cash and cash equivalents	3,466	4,085
Real estate, property and equipment, net	2,172	2,151
Accrued investment income	1,999	1,886
Accounts receivable	2,489	538
Reinsurance recoverables	3,571	3,727
Prepaid reinsurance premiums	1,387	1,358
Deferred policy acquisition costs, net	13,617	12,179
Deferred sales inducement costs, net	1,192	867
Deferred tax asset, net	495	458
Other assets	249	202
Separate account asset	24,434	24,779

Total Assets	253,304	257,138

Liabilities
Policy liabilities and accruals
Policyholder account balance	115,142	109,823
Future life policy benefits	72,227	71,927
Future accident and health policy benefits	343	386
Reserve for deposit type contracts	10,885	10,850
Other policyholder funds	3,099	1,970
Unearned revenue	1,366	1,387
Deferred reinsurance settlements	2,727	2,949
Taxes payable	6	7
Promissory note	1,050	—
Other liabilities	2,049	1,703
Separate account liability	24,434	24,779

Total Liabilities	232,278	225,781

Equity
Retained earnings	23,165	26,600
Accumulated other comprehensive income (loss)	(2,139)	4,757

Total Equity	21,026	31,357

Total Liabilities and Equity	$253,304	$257,138

See accompanying notes to unaudited consolidated financial statements

FEDERAL LIFE GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

(Unaudited)

	Predecessor		Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Insurance revenues	$2,859	$3,069	$9,117	$9,665
Net investment income	2,063	2,216	6,281	6,508
Net realized investment gains	214	793	538	1,697
Other revenues	51	48	148	133

Total Revenues	5,187	6,126	16,084	18,003

Benefits and expenses
Policyholder benefits	3,794	3,514	10,812	10,729
Interest credit to policyholders	18	215	225	329
Operating costs and expenses	2,307	1,905	6,638	5,899
Amortization of deferred acquisition and sales inducement costs	313	402	1,210	1,526
Taxes, licenses and fees	173	162	571	554
Dividends to policyholders	20	18	51	49

Total Benefits and Expenses	6,625	6,216	19,507	19,086

Net loss before taxes	(1,438)	(90)	(3,423)	(1,083)
Tax expense	3	5	12	19

Net loss	$(1,441)	$(95)	$(3,435)	$(1,102)

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) arising during the year (net of tax)	(1,221)	124	(7,884)	1,106
Adjustment to deferred acquisition costs (net of tax)	171	9	988	(133)

Other Comprehensive Income (Loss)	(1,050)	133	(6,896)	973

Comprehensive Gain (Loss)	$(2,491)	$38	$(10,331)	$(129)

Earnings per common share for the periods (Note 12):	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2018	2017	2018	2017
Basic loss per common share	$(0.41)	$(0.03)	$(0.97)	$(0.31)
Diluted loss per common share	$(0.41)	$(0.03)	$(0.97)	$(0.31)

See accompanying notes to unaudtied consolidated financial statements

FEDERAL LIFE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Predecessor		Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash flows from operating activities:
Net loss	$(1,441)	$(95)	$(3,435)	$(1,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized investment gains, net	(214)	(793)	(538)	(1,697)
Amortization on investments	(11)	(15)	(51)	(61)
Depreciation	45	66	182	203
Deferred taxes	—	1	1	1
Deferred insurance acquisition costs	(446)	(616)	(1,458)	(1,869)
Deferred sales inducement costs	(64)	(142)	(265)	(405)
Interest and amortization of deferred acquisition and sales inducement costs	313	402	1,210	1,526
Change in value of derivatives and other	(91)	(6)	6	(69)
Change in accrued investment income	(70)	(75)	(112)	(88)
Change in receivables	(72)	(692)	(1,951)	(2,147)
Change in reinsurance recoverable	51	(56)	156	(52)
Change in prepaid reinsurance premiums	(8)	(137)	(29)	(173)
Change in policy benefits	(16)	755	1,385	2,405
Change in unearned revenue	8	(4)	(22)	(12)
Change in deferred reinsurance settlements	(99)	(34)	(222)	(142)
Change in other assets and liabilities	(1,028)	(538)	(752)	64

Net cash used in operating activities	$(3,143)	$(1,979)	$(5,895)	$(3,618)

Cash flows from investing activities:
Proceeds from investments sold or matured:
Fixed maturity securities	2,377	4,955	10,574	18,301
Equity securities	—	808	261	2,349
Derivatives	237	81	443	84
Policy loans	119	(30)	253	121
Costs of investments purchased:
Fixed maturity securities	(2,045)	(7,498)	(12,071)	(26,436)
Equity securities	(20)	(105)	(61)	(272)
Derivatives	(123)	(92)	(325)	(182)
Real estate additions	(46)	(12)	(107)	(15)
Purchase of property and equipment	(4)	(8)	(96)	(35)

Net cash (used in) provided by investing activities	495	(1,901)	(1,129)	(6,085)

Cash flows from financing activities:
Policyholder account balances:
Deposits	2,902	5,604	11,290	14,708
Withdrawals	(1,838)	(2,315)	(6,022)	(7,064)
Receipts from promissory note	1,050	—	1,050	—
Net transfers from separate accounts	87	—	87	260

Net cash provided by financing activities	2,201	3,289	6,405	7,904

Net decrease in cash	(447)	(591)	(619)	(1,799)
Cash, beginning of period	3,913	7,181	4,085	8,389

Cash, end of period	$3,466	$6,590	$3,466	$6,590

See accompanying notes to unaudited consolidated financial statements

FEDERAL LIFE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

1.	Organization and Basis of Presentation

Federal Life Group, Inc. (“FLG”, “we”, “us”, “our” or the “Company”) is a newly created Pennsylvania corporation organized to be the stock holding company for Federal Life Mutual Holding Company and its subsidiaries (the “Predecessor”) following the conversion of Federal Life Mutual Holding Company from mutual to stock form (the “Conversion”). FLG was formed so that it could acquire all of the capital stock of the Predecessor as part of the Conversion. Prior to the Conversion, FLG was not engaged in any significant operations and did not have any assets or liabilities. After the Conversion, which was completed on December 11, 2018, FLG’s primary assets are the outstanding capital stock of the Predecessor and a portion of the net proceeds of the Company’s initial public offering (“IPO”) which was completed on December 11, 2018. Prior to the Conversion, FLG was a direct, wholly-owned subsidiary of the Predecessor. Following the Conversion, the Company reorganized its corporate structure so that the Predecessor is a direct, wholly owned subsidiary of FLG. In connection with the Conversion, a Form S-1 Registration Statement was filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 23, 2018 and declared effective on November 6, 2018 (the “S-1”).

In 2016, a subsidiary of the Predecessor, Federal Life Insurance Company (“Federal Life”), completed a reorganization in which it converted from a mutual to a stock insurance company within a newly created mutual holding company structure. As part of this reorganization, the Predecessor was formed as an Illinois mutual insurance holding company and Federal Life continued its existence as an Illinois stock life insurance company. All of the shares of Federal Life were issued to FEDHO Holding Company (“FEDHO”), an intermediate holding company that, in turn, was a wholly-owned subsidiary of the Predecessor. In the reorganization, policyholders’ membership interests in Federal Life automatically became membership interests in the Predecessor, but policyholders’ contractual rights remained with Federal Life. Since the effective date of the reorganization, each person who has become a Federal Life individual or group policyholder has automatically become a member of the Predecessor and has retained that membership interest so long as the Federal Life policy owned by the member remains in force.

The accompanying consolidated financial statements are of the Predecessor. FLG is the successor to the Predecessor’s operations, which represents substantially all of the business of FLG. Refer to Note 13 for further discussion of subsequent events impacting the Company’s organization and presentation.

The consolidated statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements; however, they have been prepared consistent with the accounting policies described in the S-1 for the period ended June 30, 2018. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements for the year ended

December 31, 2017, which include all disclosures required by GAAP. Therefore, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Predecessor, which are included in the S-1. For the avoidance of doubt, no portion of the S-1 is incorporated by reference into this Form 10-Q.

Federal Life is a stock life insurance company domiciled in Illinois. Federal Life was incorporated on September 8, 1899 under the laws of the State of Illinois and commenced business on May 5, 1900. Federal Life’s in force business is primarily comprised of traditional life policies (term insurance, whole life insurance, non-medical health insurance, and group life insurance), interest sensitive contracts and fixed deferred annuity contracts. Federal Life is licensed to sell new business in the District of Columbia and all states except Maine, Massachusetts, New Hampshire, New York and Vermont. Although Federal Life is licensed to sell products in 45 states, its primary markets are Illinois, Michigan, Ohio, California, Florida, Texas, and Wisconsin.

Federal Life primarily sells its interest sensitive life, whole life, term life, fixed and indexed annuities through a network of independent agents.

Federal Life has two wholly-owned non-insurance subsidiaries: Americana Realty Company (“Americana”) and FED Mutual Financial Services, Inc.

Americana owns mineral rights in Arkansas, Georgia, Oklahoma and Texas. Americana earns royalty revenues from energy producers that are under agreement to drill for and produce oil and gas products on properties where Americana owns mineral rights.

FED Mutual Financial Services, Inc. is a Financial Industry Regulatory Authority (“FINRA”) licensed broker/dealer that was established to distribute the Predecessor’s variable annuity products.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most significant estimates include those used in determining the capitalization and amortization of deferred policy acquisition costs (“DAC”), the valuation of investments, the liability for account balances (interest sensitive life contracts and annuities) and future policy benefits (traditional life contracts, immediate annuities, supplemental contracts with life contingencies, and accident and health), and the provision for income taxes. Actual results could differ from those estimates.

Investments

Realized capital gains and losses on sales of investments include fixed maturity securities with calls and prepayments and are determined on the basis of specific security identification.

Revisions

Certain revisions have been made to previously reported June 30, 2018 consolidated statements of cash flows to reclassify $1,131 previously reported as other investing activities from investing activities to operating activities. This revision is embedded within the consolidated statement of cash flows for the three months and nine months ended September 30, 2018, and had no impact on previously reported net income or cash at the end of period.

3.	Recent Accounting Pronouncements

Emerging Growth Company

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). As an emerging growth company, the Company utilizes the extended transition period provided in the Securities Act of 1933 for complying with new or revised accounting standards. Under this accommodation the Company may early adopt a new or revised accounting standard only if early adoption is permitted by the standard. Changes in accounting principles issued but not yet adopted described below reflect the Company’s status as an Emerging Growth Company and the extended adoption period allowed for such companies.

Smaller Reporting Company

Additionally, we qualify as a “smaller reporting company” as defined by the SEC. In some instances, this permits the Company to provide scaled disclosures under Regulation S-K and Regulation S-X.

Changes in Accounting Principles – Adopted

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides an option to reclassify stranded tax effects within accumulated other comprehensive income or loss (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate described in the “Income Tax Reform” section below is recorded. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the Tax Act is recognized. The Predecessor early adopted ASU No. 2018-02 effective December 31, 2017 using the portfolio method, which resulted in the reclassification of $805,000 of stranded tax effects from AOCI to retained earnings within the Predecessor’s consolidated financial statements.

Changes in Accounting Principles – Issued but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, that will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, This ASU affects accounting and disclosure more dramatically for lessees as accounting for lessors is mainly unchanged. This ASU is effective January 1, 2020. The adoption of ASU No. 2016-02 will not have an impact on the Company’s consolidated financial statements as we do not have any leases.

In August 2018, the FASB issued ASU No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts,” which revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ (“MRB”) and requiring all contract features meeting the definition of an MRB to be measured at fair value, simplifying the method used to amortize DAC and deferred sales inducement costs (“DSIC”) to a constant basis over the expected term of the related contracts rather than based on gross profits and enhancing disclosure requirements. ASU is effective on January 1, 2022, the transition date (the remeasurement date) is January 1, 2020. Early adoption of this ASU is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities,” which changes the recognition and presentation requirements of hedge accounting. ASU No. 2017-12 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU No. 2017- 12 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs: Premium Amortization of Purchased Callable Debt Securities,” which requires that certain premiums on callable debt securities be amortized to the earliest call date. ASU No. 2017-08 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued, regarding recognition of unrealized gains and losses through income, ASU No. 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses of Financial Instruments,” which provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposure. The model requires an entity to estimate lifetime credit losses related to such assets and exposure based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than- temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment and replaces existing guidance for purchased credit deteriorated loans and debt securities. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2020 with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU No. 2016-01 is effective for non-public companies for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

In May 2014, the FASB issued an ASU 2014-09 “Revenue from Contracts with Customers,” related to revenue arising from contracts with customers. This ASU, which replaces most current revenue recognition guidance, including industry specific guidance, prescribes that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective on January 1, 2019 and may be adopted using either a full retrospective or a modified retrospective approach. While the Company is still evaluating the effect, this ASU will have on our consolidated financial statements, we expect the impact will be immaterial as revenues related to insurance contracts and investment contracts are excluded from its scope.

Income Tax Reform

As a result of the Tax Act, the federal corporate tax rate was reduced from 35% to 21% effective January 1, 2018.

4.	Investments and Related Income

The Predecessor’s principal investments are in fixed income and equity securities and policy loans.

The following table presents the amortized cost, gross unrealized gains and (losses) and fair value of the Predecessor’s fixed maturity and equities as of September 30, 2018 and December 31, 2017:

	Predecessor
	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government	$4,066	$143	$(231)	$3,978
States, political subdivisions, other	28,236	383	(871)	27,748
Corporate	107,090	832	(2,432)	105,490
Residential mortgage-backed securities	41,828	393	(1,597)	40,624
Commercial mortgage-backed securities	3,775	53	(171)	3,657

Total fixed maturity securities	184,995	1,804	(5,302)	181,497
Equity securities	4,504	2,125	(9)	6,620

Total fixed maturity and equity securities	$189,499	$3,929	$(5,311)	$188,117

	Predecessor
	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government	$4,075	$207	$(120)	$4,162
States, political subdivisions, other	26,850	876	(112)	27,614
Corporate	106,479	3,459	(543)	109,395
Residential mortgage-backed securities	41,818	1,480	(212)	43,086
Commercial mortgage-backed securities	4,210	26	(41)	4,195

Total fixed maturity securities	183,432	6,048	(1,028)	188,452
Equity securities	4,443	1,766	—	6,209

Total fixed maturity and equity securities	$187,875	$7,814	$(1,028)	$194,661

The scheduled maturities for fixed income securities as of September 30, 2018 and December 31, 2017 are as follows:

	Predecessor		Predecessor
	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$4,251	$4,293	$2,247	$2,288
Due after one year through five years	41,378	41,840	40,926	42,809
Due after five years through ten years	70,483	68,627	66,739	68,151
Due after ten years	23,280	22,456	27,492	27,923
Mortgage-backed securities	45,603	44,281	46,028	47,281

Total	$184,995	$181,497	$183,432	$188,452

Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

The following table presents the sources of fixed maturity proceeds and the related gross investment gains (losses) for the three and nine month periods ended September 30, 2018 and September 30, 2017, respectively:

	Predecessor			Predecessor
	for the three month period ended			for the nine month period ended
	September 30, 2018			September 30, 2018
	Fixed	Equity	Derivative	Fixed	Equity	Derivative
	Maturities	Securities	Instruments	Maturities	Securities	Instruments
	(Dollars in thousands)
Proceeds from sales or maturities	$2,377	$—	$237	$10,574	$261	$443
Gross gains from sales or maturities	78	—	341	153	261	680
Other-than-temporary-impairment (OTTI) losses	—	—	—	(89)	—	—
Gross losses from sales or maturities	(9)	—	(196)	(48)	—	(419)

	Predecessor			Predecessor
	for the three month period ended			for the nine month period ended
	September 30, 2017			September 30, 2017
	Fixed	Equity	Derivative	Fixed	Equity	Derivative
	Maturities	Securities	Instruments	Maturities	Securities	Instruments
	(Dollars in thousands)
Proceeds from sales or maturities	$4,955	$808	$81	$18,301	$2,349	$84
Gross gains from sales or maturities	21	725	82	164	1,503	91
Gross losses from sales or maturities	(2)	—	(33)	(21)	—	(40)

For the nine month period ended September 30, 2018 a credit loss of $89,000 was recognized through realized losses because the Predecessor did not expect to fully recover the amortized cost value of two fixed income securities in the commercial mortgage backed sector that were held as available for sale. It was determined that that best estimate of the net present value of the future cash flow expected to be collected from these securities was significantly below their amortized cost values. A number of factors were analyzed to determine whether these impairments should be considered other-than-temporary, including but not limited to, fair market values of the securities, changes in fair market values, credit ratings, and an analysis of the underlying loan collateral with an assessment of the likelihood of full repayment of principal and interest. The credit loss reported was equal to the difference between amortized book value and the best estimate of the net present value of the projected cash flow expected to be recovered. The Company will evaluate future recovery estimates on a periodic basis.

The following is a presentation of credit related other than temporary impairments (“OTTI”) recognized in earnings for the three and nine month periods ended September 30, 2018 and September 30, 2017, respectively:

	Predecessor	Predecessor	Predecessor	Predecessor
	for the three month	for the nine month	for the three month	for the nine month
	period ended	period ended	period ended	period ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017
	(Dollars in thousands)
Credit related OTTI not previously reported	—	89	—	—

Balance at end of period	$—	$89	$—	$—

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is probable that the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets any of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not that the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value calculated by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, with the amortized cost of the security. If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss deemed to be related to other factors and recognized in AOCI.

For equity securities, the Company considers various factors, including whether the Company has the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis. Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the equity security’s decline in fair value is considered other than temporary and is recorded in earnings.

The Company’s portfolio monitoring process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults. The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 3) the specific reasons that a security is in a significant unrealized loss position, including overall market conditions which could affect liquidity.

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017:

	Predecessor
September 30, 2018	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
U.S. government	$—	$—	$2,825	$(231)	$2,825	$(231)
States, political subdivisions, other	14,256	(675)	2,546	(196)	16,802	(871)
Corporate	52,763	(1,696)	8,985	(736)	61,748	(2,432)
Residential mortgage-backed securities	19,642	(1,051)	5,703	(546)	25,345	(1,597)
Commercial mortgage-backed securities	1,982	(67)	1,571	(104)	3,553	(171)

Total	$88,643	$(3,489)	$21,630	$(1,813)	$110,273	$(5,302)

	Predecessor
December 31, 2017	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
U.S. government	$1,161	$(31)	$1,782	$(89)	$2,943	$(120)
States, political subdivisions, other	8,773	(86)	714	(26)	9,487	(112)
Corporate	10,935	(169)	6,853	(374)	17,788	(543)
Residential mortgage-backed securities	11,517	(126)	2,263	(86)	13,780	(212)
Commercial mortgage-backed securities	2,039	(27)	77	(14)	2,116	(41)

Total	$34,425	$(439)	$11,689	$(589)	$46,114	$(1,028)

It is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases, which may be maturity.

The following table summarizes OTTI for the three and nine month periods ended September 30, 2018 and September 30, 2017, by asset type:

Predecessor
	Number of securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operation
(Dollars in thousands)
Three months ended September 30, 2018
U.S. government	—	—	—	—
States, political subdivisions, other	—	—	—	—
Corporate	—	—	—	—
Residential mortgage-backed securities	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

	$—	$—	$—	$—

Three months ended September 30, 2017
U.S. government	—	—	—	—
States, political subdivisions, other	—	—	—	—
Corporate	—	—	—	—
Residential mortgage-backed securities	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

	$—	$—	$—	$—

Nine months ended September 30, 2018
U.S. government	—	—	—	—
States, political subdivisions, other	—	—	—	—
Corporate	—	—	—	—
Residential mortgage-backed securities	—	—	—	—
Commercial mortgage-backed securities	2	(89)	—	(89)

	$2	$(89)	$—	$(89)

Nine months ended September 30, 2017
U.S. government	—	—	—	—
States, political subdivisions, other	—	—	—	—
Corporate	—	—	—	—
Residential mortgage-backed securities	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—

	$—	$—	$—	$—

Net Investment Income

Net investment income for the three and nine month periods ended September 30, 2018 and September 30, 2017, respectively, is as follows:

	Predecessor		Predecessor
	for the three month periods ended		for the nine month periods ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
	(Dollars in thousands)
Fixed maturity securities	$1,824	$1,833	$5,513	$5,585
Equity securities	45	56	127	150
Real estate	26	38	98	112
Cash equivalents	19	12	38	24
Policy loans	178	181	534	543
Other	129	256	414	556

Subtotal	2,221	2,376	6,724	6,970
Investment expense	(158)	(160)	(443)	(462)

Net investment income	$2,063	$2,216	$6,281	$6,508

Unrealized Capital Gains (Losses)

Unrealized net capital gains and losses included in AOCI at September 30, 2018 and December 31, 2017 were as follows:

	Predecessor
	September 30, 2018
				Net
	Fair	Gross Unrealized		Unrealized
	Value	Gains	Losses	Gain (Loss)
	(Dollars in thousands)
Fixed income securities	$181,497	$1,804	$(5,302)	$(3,498)
Equity securities	6,620	2,125	(9)	2,116

Net unrealized capital losses				$(1,382)

	Predecessor
	December 31, 2017
				Net
	Fair	Gross Unrealized		Unrealized
	Value	Gains	Losses	Gain (Loss)
	(Dollars in thousands)
Fixed income securities	$188,452	$6,048	$(1,028)	$5,020
Equity securities	6,209	1,766	—	1,766

Net unrealized capital gains				$6,786

At September 30, 2018 and December 31, 2017, securities with a market value of approximately $4.5 million and $4.7 million, respectively, were on deposit with governmental agencies as required by State Insurance Departments.

Credit Risk

The Company generally strives to maintain a diversified invested asset portfolio but is exposed to credit and other types of risks related to its holding in fixed income and equity securities. Such risk may be related to individual companies, sectors, or entire asset classes. The Company manages this risk by holding a diversified portfolio of securities and sectors and by limiting the amount of exposure to a single issuer of credit. For both September 30, 2018 and December 31, 2017, approximately 25% of the Predecessor’s investments in fixed maturities were invested in commercial and residential mortgage-backed securities and approximately 58% and 58% in corporate bonds, respectively. Approximately 5% of the fixed income maturities were rated below investment grade. There is certain concentration risk from investments in companies that are engaged in similar activities and have similar economic characteristics. The largest corporate bond sector exposures at September 30, 2018 are consumer non-cyclical consisting of 11% of the total fixed income portfolio, banks 6%, communications 6%, real estate 5%, and energy 5%. The largest corporate bond sector exposures at December 31, 2017 were consumer non-cyclical consisting of 12% of the total fixed income portfolio, banks 6%, energy 6%, communications 5%, and real estate 5%. The Company uses equity index options to fully hedge its equity market exposure to index annuity products. These are exchange-traded options and there is no credit risk.

5.	Derivative Instruments

The Company uses derivatives to hedge its equity market exposure to index annuity products which are contracts that earn a return based on the change in the value of the S&P 500 index between annual index point dates. The Company buys and sells listed equity and index call options and call option spreads and there is no credit risk. The net premium is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on the Company’s balance sheet. At September 30, 2018 and December 31, 2017, these derivative hedges had a net market value of $517,000 and $395,000, with notional amounts of $11.9 million and $8.5 million on call options purchased and $8.2 million and $6.0 million on call options written respectively.

6.	Fair Value of Financial Instruments

Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company’s entire holding of a particular financial instrument. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could significantly affect estimates.

Fair value estimates are determined for existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and certain liabilities that are not considered financial instruments. Accordingly, the aggregate fair value estimates presented do not represent the underlying value of the Company.

The Company has procedures in place to validate the fair values received from the independent pricing service. The Company assesses whether prices received represent a reasonable estimate of fair value through various controls designed to ensure that valuations represent a fair price, including calculation of portfolio returns, comparison of returns to corresponding benchmark returns, analysis of periodic changes in market prices, evaluation of corresponding market yields and spread levels, and comparing prices from multiple pricing sources. On an ongoing basis, the Company monitors the pricing service valuation methods and evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy. Most prices provided by the pricing services are classified into Level 2 due to their use of market observable inputs.

In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The following methods and assumptions were used by the Predecessor in estimating the fair value of its financial instruments:

Fixed maturity and equity securities: Fair values were determined by an independent pricing service and are downloaded from Clearwater Analytics. The Predecessor did not own any securities for which a fair value was not provided by the pricing service or a custody statement. Fair values are checked for reasonableness.

If a fair value had not been provided for a security, the Predecessor would use a fair value estimated from yield data relating to instruments or securities with similar characteristics or as determined in good faith by the Predecessor’s investment advisor, DWS.

Derivative instruments: Fair values were determined by an independent pricing service and are downloaded from Clearwater Analytics. Fair values are checked for reasonableness.

Policy loans: The carrying value of policy loans approximates fair value.

Cash and cash equivalents: The carrying value of cash and cash equivalents approximates fair value.

Policyholder account balance: For deposit liabilities, the fair value was based on the amount payable on demand at the reporting date and approximates fair value.

Amounts related to the Predecessor’s financial instruments as of September 30, 2018 and December 31, 2017 were as follows:

	Predecessor		Predecessor
	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial instruments recorded as assets:
Fixed maturity securities	$181,497	$181,497	$188,452	$188,452
Equity securities	6,620	6,620	6,209	6,209
Policy loans	9,599	9,599	9,852	9,852
Derivative instruments	517	517	395	395
Cash and cash equivalents	3,466	3,466	4,085	4,085
Separate account	24,434	24,434	24,779	24,779
Financial instruments recorded as liabilities:
Policyholder account balance:
Interest sensitive life contracts	41,337	41,337	41,078	41,078
Annuities	73,805	73,805	68,745	68,745
Dividend accumulations and other	6,830	6,830	7,076	7,076
Separate account	24,434	24,434	24,779	24,779

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Consolidated Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2 – Assets and liabilities whose values are based on the following: Quoted prices for similar assets or liabilities in active markets;

(a)	Quoted prices for identical or similar assets or liabilities in markets that are not active; or

(b)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Assets and liabilities whose values are based on prices or valuation techniques that require that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

Summary of significant valuation techniques and inputs for assets and liabilities measured at fair value on a recurring basis:

Level 1 measurements:

Fixed maturity securities: Comprised of U.S. Treasury and GNMA agency securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equities: Comprised of actively traded, exchange-listed equities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Derivative instruments: Comprised of actively traded, exchange-listed derivatives. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Cash Equivalents: Comprised of money market funds. Market values for the money market funds are obtained from the fund managers.

Separate account assets: Comprised of actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access. Market values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 measurements:

Fixed maturity securities:

States, political subdivisions, and corporate securities: As valuation technique the pricing vendor employs multi-dimensional relational application model which uses standard inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The pricing vendor also monitors market indicators, and industry and economic events. For high yield corporate securities, observations of equity and credit default swap curves are also used.

Residential mortgage-backed securities: As valuation technique the pricing vendor employs option-adjusted spread model and prepayment model as well as volatility driven, multi-dimensional spread tables using standard inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications plus new issue data, monthly prepayment information, and collateral performance. The pricing vendor also monitors market indicators, and industry and economic events.

Commercial mortgage-backed securities: As valuation technique the pricing vendor employs multi-dimensional spread table and price tables using standard inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications plus new issue data, monthly prepayment information, collateral performance, and real estate analysis from third party. The pricing vendor also monitors market indicators, and industry and economic events.

Level 3 measurements:

Equities: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, collateral performance, credit spreads, and other estimates including custody statements.

The following table presents the Predecessor’s securities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Predecessor
	Recurring Fair Value Measurements
	at September 30, 2018 Using:
Description	Fair Values	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Fixed maturity securities:
U.S. government	$3,978	$3,978	$—	$—
States, political subdivisions, other	27,748	—	27,748	—
Corporate	105,490	—	105,490	—
Residential mortgage-backed securities	40,624	—	40,624	—
Commercial mortgage-backed securities	3,657	—	3,657	—

Total fixed maturities	181,497	3,978	177,519	—
Equities	6,620	4,350	—	2,270
Derivative instruments	517	517	—	—
Cash equivalents (1)	3,466	3,466	—	—
Separate accounts (2)	24,434	24,434	—	—

Total	$216,534	$36,745	$177,519	$2,270

	Predecessor
	Recurring Fair Value Measurements
	at December 31, 2017 Using:
Description	Fair Values	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Fixed maturity securities:
U.S. government	$4,162	$4,162	$—	$—
States, political subdivisions, other	27,614	—	27,614	—
Corporate	109,395	—	109,395	—
Residential mortgage-backed securities	43,086	—	43,086	—
Commercial mortgage-backed securities	4,195	—	4,195	—

Total fixed maturities	188,452	4,162	184,290	—
Equities	6,209	4,027	—	2,182
Derivative instruments	395	395	—	—
Cash equivalents (1)	4,085	4,085	—	—
Separate accounts (2)	24,779	24,779	—	—

Total	$223,920	$37,448	$179,219	$2,182

(1)

Cash equivalents are invested in money market funds with daily liquidity. The estimated fair value of cash equivalents is based on the estimated fair value of the underlying assets as provided by fund managers in daily net asset values and included in Level 1 asssets.

(2)

Separate account assets are invested in money market funds with daily liquidity. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets as provided by fund managers in daily net asset values and included in Level 1 assets.

The following table shows quantitative information about significant unobservable inputs related to the Level 3 fair value measurements reported in the tables used as of September 30, 2018 and December 31, 2017:

Fair Value at September 30, 2018		Primary Valuation	Significant	Range		Weighted
		Technique(s)	Unobservable Inputs	Min	Max	Average
(Dollars in thousands)
Rreef America REIT II	$2,234	Discounted cash flows	Discount rate	4.50%	8.75%	6.42%
			Terminal capitalization rate	4.25%	8.00%	5.45%

Fair Value at December 31, 2017		Primary Valuation	Significant	Range		Weighted
		Technique(s)	Unobservable Inputs	Min	Max	Average
(Dollars in thousands)
Rreef America REIT II	$2,150	Discounted cash flows	Discount rate	5.50%	9.00%	6.61%
			Terminal capitalization rate	4.00%	8.25%	5.62%

The following table presents the rollforward of Level 3 assets held at fair value on a recurring basis for the three and nine month periods ended September 30, 2018 and September 30, 2017, respectively:

	Predecessor		Predecessor
	for the three month periods ended		for the nine month periods ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
	(Dollars in thousands)
Balance, beginning of period	$2,239	$2,141	$2,182	$3,169
Gains included in net income	—	—	—	396
Settlements	—	—	—	(1,000)
Unrealized gains (losses) in OCI	31	—	88	(424)

Balance, end of period	$2,270	$2,141	$2,270	$2,141

7.	Accumulated Other Comprehensive Income

The components of AOCI are as follows:

	Predecessor
	Unrealized Investment Gains (losses)	Shadow DAC	Accumulated Other Comprehensive Income (loss)
	(Dollars in thousands)
Balance, December 31, 2016	$3,997	$(448)	$3,549
Available-for-sale investment gains (losses) arising during the year:
Fixed maturity securities net of tax of $227	440	—	440
Equity securities net of tax of $9	18	—	18
Change in Shadow DAC net of tax benefit of $28	—	(55)	(55)
Cumulative effect of adoption of new accounting principle (see Note 3)	904	(99)	805

Balance, December 31, 2017	5,359	(602)	4,757
Available-for-sale investment gains (losses) arising during the year:
Fixed maturity securities net of tax benefit of $370	(8,148)	—	(8,148)
Equity securities net of tax of $70	264	—	264
Change in Shadow DAC net of tax of $263	—	988	988

Balance, September 30, 2018	$(2,525)	$386	$(2,139)

AOCI includes gross unrealized gains and losses on debt and equity securities, as well as shadow DAC. This value is presented net of tax.

8.	Income Taxes

Effective 2016, the Predecessor files a consolidated federal income tax return under Federal Life Mutual Holding Company as the ultimate parent. Tax years 2014 through 2017 are subject to examination by the IRS. Prior to 2016, consolidated federal income tax returns were filed under Federal Life as the ultimate parent.

The Predecessor had no liability for unrecognized tax benefits at September 30, 2018 or December 31, 2017 and believes it is reasonably possible that the liability will not significantly increase within the next twelve months. No amounts have been accrued for interest or penalties.

The Tax Act limits life reserves for tax purposes to the greater of net surrender value or 92.81 percent of required reserves. It is not estimated that this will have a meaningful impact to the net admitted assets on the Predecessor’s balance sheet.

The federal income tax provisions differ from the amounts determined by multiplying pre-tax income attributable to the Predecessor by the statutory federal income tax rate of 21% for September 30, 2018 and 34% for September 30, 2017, as shown below.

	Predecessor		Predecessor
	for the three month periods ended		for the nine month periods ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
	(Dollars in thousands)
Income tax benefits at statutory rate	$(302)	$(31)	$(719)	$(368)
Other	305	36	731	387

Income tax (benefit) expense	$3	$5	$12	$19

Effective tax rate	0.2%	5.6%	0.4%	1.8%

9.	Commitments and Contingent Liabilities

The Company is involved in various legal actions for which it will establish liabilities where appropriate. In the opinion of the Company’s management, based on the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.	Debt and Federal Home Loan Bank Advances

Effective June 29, 2018, the Predecessor issued an exchangeable promissory note (the “Promissory Note”) to Insurance Capital Group with a principal amount of up to $2.0 million and a 3.75% interest rate. Under this note, $1.05 million in advances were outstanding as of September 30, 2018. The outstanding principal balance of the Promissory Note automatically converted into 105,000 shares of common stock of FLG at a price of $10.00 per share upon the completion of the Conversion.

Federal Life is a member of the Federal Home Loan Bank (FHLB) and has access to various advances and other funding products. As of September 30, 2018 and December 31, 2017, Federal Life had no advances or other credit outstanding with the FHLB.

11.	Related Party Transactions

All the outstanding shares of Americana and FED Mutual Financial Services, Inc. are owned by Federal Life. Federal Life is owned by FEDHO, which is controlled by Federal Life Mutual Holding Company. For the three months ended September 30, 2018, and September 30, 2017, Americana paid $285,000 and $74,000, respectively, in common stock dividends to Federal Life. For the nine months ended September 30, 2018 and September 30, 2017, Americana paid $404,000 and $828,000 respectively in common stock dividends for Federal Life. As of September 30, 2018, and December 31, 2017, Americana reported $82,000 and $41,000, respectively, as dividends due to Federal Life. This amount is generally settled within 60 days. For the three and nine month periods ended September 30, 2018 and September 30, 2017, Federal Life Mutual Holding Company paid $5,000 and $15,000 in interest to Federal Life on a Guaranty Fund Note that was issued in 2016 in order to meet capital requirements. Federal Life provides financial support for FED Mutual Financial Services, Inc. to fund its operations. The related party transactions described above eliminate in consolidation.

The Promissory Note described in Note 10 above converted into shares of the Company and were issued to Insurance Capital Group on December 11, 2018. As a result, Insurance Capital Group is a controlling shareholder of the Company.

12.	Earnings Per Share

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Numerator:
Net loss - numerator for earnings per common share	$(1,441)	$(95)	$(3,435)	$(1,102)

Denominator:
Weighted average basic common shares outstanding	3,530,150	3,530,150	3,530,150	3,530,150
Effect of dilutive securities:
Restricted stock and restricted stock units	140,000	140,000	140,000	140,000

Denominator for earnings per diluted common share	3,670,150	3,670,150	3,670,150	3,670,150

Basic loss per common share	$(0.41)	$(0.03)	$(0.97)	$(0.31)
Diluted loss per common share	$(0.41)	$(0.03)	$(0.97)	$(0.31)

The Pro Forma amounts disclosed above include 140,000 shares that were granted as restricted stock awards to the Company’s executive officers at the closing of the offerings associated with the Company’s IPO. No effect has been given to any issuances of additional shares in connection with the grant of options or awards of stock under the stock-based incentive plan adopted by the Company. Under the stock-based incentive plan, the Company may issue 480,000 shares of its common stock. Of this, 140,000 shares were granted as restricted stock awards and 215,000 shares were used to award stock options under the stock-based incentive plan. The issuance of authorized but unissued shares of common stock upon the exercise of stock options or for purposes of making restricted stock awards under the stock-based incentive plan instead of open market purchases would dilute the voting interests of existing shareholders by approximately 12%.

13.	Subsequent Events

On March 8, 2018, the Board of Directors approved a plan of conversion (the “Plan of Conversion”) where the Predecessor would convert from mutual to stock form and become a subsidiary of FLG. In connection with the Conversion, the S-1 was filed with the SEC on July 23, 2018 and declared effective on November 6, 2018. The Plan of Conversion was approved by the Illinois Department of Insurance on October 30, 2018.

A Special Meeting of Eligible Members of the Predecessor was held on December 11, 2018. During this meeting, the Plan of Conversion was adopted by vote and the Predecessor converted from a mutual insurance holding company to a stock company. In addition, effective December 11, 2018, FLG completed its IPO in which it issued 3,530,150 of its common shares at $10.00 per share for gross proceeds of $35,302,000. The net proceeds were $32,298,000 after fees of $1,954,000 and $1,050,000 from the conversion of the Promissory Note described in Note 10 and below.

Effective June 29, 2018, the Predecessor issued the Promissory Note as described in Note 10. The Promissory Note converted into 105,000 common shares effective December 11, 2018. Additionally, on November 15, 2018, Federal Life Group and Federal Life Insurance Company entered into employment agreements with members of senior management that became effective on December 11, 2018 and filed the agreements as exhibits to a Form 8-K on December 17, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes a summary of the Predecessor’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. The Predecessor’s operations represent substantially all of the business of FLG.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in the S-1. For the avoidance of doubt, no portion of the S-1 is incorporated by reference into this Form 10-Q.

Forward Looking Statements

This Form 10-Q contains “forward-looking” statements that are intended to enhance the reader’s ability to assess our future financial and business performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “should,” “believes,” “anticipates,” “estimates,” “intends” or similar expressions. In addition, statements that refer to our future financial performance, anticipated growth, trends in our business and in our industry, and other characterizations of future events or circumstances are forward-looking statements. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates, and beliefs with respect to, among other things, future events and financial performance. Except as required under the federal securities laws, we do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

The forward-looking statements include, among other things, those listed below:

•	future economic conditions in the markets in which we compete that could be less favorable than expected and could have impacts on demand for our products and services;

•	our ability to grow and develop our insurance business and successfully develop and market new products and new distribution channels;

•	our inability to maintain or grow our strategic partnerships or our inability to realize synergies from our relationship with Insurance Capital Group, our controlling shareholder;

•	our inability to manage future growth and integration of any businesses that we may acquire;

•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or organically;

•

financial market conditions, including, but not limited to, changes in interest rates and the level and trends of stock market prices causing a reduction of investment income or realized losses and reduction in the value of our investment portfolios;

•

increased competition in our business, including the potential impacts of aggressive price competition by other insurance companies, payment of higher commissions to agents that could affect demand for our insurance products and impact the ability to grow and retain agents, and the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products and services;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;

•	costs, availability and collectability of reinsurance;

•

the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies; and

•	changes in industry trends and financial strength ratings assigned by nationally recognized rating organizations.

The S-1 contains other information on factors that may affect financial results or cause actual results to differ materially from those contained in forward-looking statements. See the “Risk Factors” and “Management’s Discussion and Analysis” sections of the S-1 for additional information.

Overview

We provide life insurance protection targeted to middle class America. Industry data indicates there is a substantial unmet need for life insurance, particularly among domestic households with annual incomes of between $40,000 and $125,000, a market we refer to as the Middle Market. We also offer fixed interest and fixed index annuities.

We conduct our business through our insurance company subsidiary, Federal Life. Federal Life sells its life insurance and annuity products through independent agents.

Insurance Business

Our business primarily consists of the operations of Federal Life. Federal Life underwrites primarily life insurance and annuity products through approximately 1,000 independent insurance agents.

Our revenues consist of insurance premiums, spreads on annuity contracts, net investment income, and net realized gains/(losses) on investments. Our distributors consist of the independent insurance agencies that we contract with to sell our insurance products to the ultimate customers (policyholders) who buy our insurance policies. We recognize premium revenue from our policyholders. We purchase reinsurance coverage to help manage the risk on our insurance policies by paying, or ceding, a portion of the policyholder premiums to the reinsurance company. Our net insurance premiums reflect amounts collected from policyholders, plus premiums assumed under reinsurance agreements, less premiums ceded to reinsurance companies. Net investment income represents primarily interest income earned on fixed maturity security investments and dividends from equity securities that we purchase with cash flows from our premium revenues and royalties from oil and gas interests that we acquired in the 1930s and 1940s. These investments support our liability for policy reserves and provide the capital required to operate our insurance business. Regulatory authorities primarily establish capital requirements.

Expenses consist of benefits paid to policyholders or their beneficiaries under life insurance policies and distributions on annuity contracts. Benefit expenses also include additions to the reserve for future policyholder and annuity holder benefits to recognize our estimated future obligations under the policies and annuity contracts. Insurance benefit expenses are shown net of amounts ceded under our reinsurance contracts. We also incur policy acquisition costs that consist of commissions paid to agents, policy underwriting and issue costs, and variable sales costs. A portion of these policy acquisition costs are deferred and expensed over the life of the insurance policies acquired during the period. Our insurance operations also incur overhead costs for functional and administrative staff to support insurance operations, financial reporting, and information technology. We recognize income (loss) on operations to the extent that premium revenues, net investment income, and realized gains (losses) exceed (are less than) benefit expenses and general operating expenses for the period.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and September 30, 2017

The major components of operating revenues, benefits and expenses, and net income (loss) are as follows:

	Predecessor		Predecessor
.	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(Dollars in thousands)
Revenues
Insurance revenues	$2,859	$3,069	$9,117	$9,665
Net investment income	2,063	2,216	6,281	6,508
Net realized investment gains	214	793	538	1,697
Other revenues	51	48	148	133

Total Revenues	5,187	6,126	16,084	18,003

Benefits and expenses
Policyholder benefits	3,794	3,514	10,812	10,729
Interest credit to policyholders	18	215	225	329
Operating costs and expenses	2,307	1,905	6,638	5,899
Amortization of deferred acquisition and sales inducement costs	313	402	1,210	1,526
Taxes, licenses and fees	173	162	571	554
Dividends to policyholders	20	18	51	49

Total Benefits and Expenses	6,625	6,216	19,507	19,086

Net loss before taxes	(1,438)	(90)	(3,423)	(1,083)
Tax expense	3	5	12	19

Net loss	$(1,441)	$(95)	$(3,435)	$(1,102)

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) arising during the year (net of tax)	(1,221)	124	(7,884)	1,106
Adjustment to deferred acquisition costs (net of tax)	171	9	988	(133)

Other Comprehensive Income (Loss)	(1,050)	133	(6,896)	973

Comprehensive Gain (Loss)	$(2,491)	$38	$(10,331)	$(129)

Earnings per common share for the periods (Note 12):	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2018	2017	2018	2017
Basic loss per common share	$(0.41)	$(0.03)	$(0.97)	$(0.31)
Diluted loss per common share	$(0.41)	$(0.03)	$(0.97)	$(0.31)

See accompanying notes to unaudtied consolidated financial statements

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

For the three months ended September 30, 2018, revenues were $5.2 million compared to $6.1 million for the three months ended September 30, 2017. This decrease of $939,000 (15.3%) resulted from lower net insurance premiums and lower realized gains on investments. Insurance revenues decreased by $210,000 (6.8%) primarily due to lower direct and assumed premiums combined with increased ceded premiums in the Company’s life insurance products. Net investment income decreased by $153,000 (6.9%) as a result of lower oil and gas revenues in Americana and lower yields on invested assets. Net realized investment gains decreased by $579,000 (73.0%) due to 2017 sales of mineral rights in Americana that were not repeated in 2018, partially offset by larger realized gains on derivatives and bonds.

Benefits and Expenses

Total benefits and expenses for the three months ended September 30, 2018 were $6.6 million compared to $6.2 million for the three months ended September 30, 2017, an increase of $409,000 (6.6%). Total benefits and expenses increased primarily because policyholder benefits increased by $280,000 (8.0%) and operating expenses increased by $402,000 (21.1%) due to reorganization costs partially offset by a decrease in interest credited to policyholders of $197,000 (91.6%) and a decrease in amortization of DAC and DSIC of $89,000 (22.1%).

Loss Before Income Taxes

For the three months ended September 30, 2018, we reported a loss before taxes of $1.4 million compared to a loss before taxes of $0.1 million for the three months ended September 30, 2017. This increase of $1.3 million in loss before taxes was primarily due to lower insurance revenues and reduced realized investment gains, and the increase in operating costs and expenses due to higher reorganization expenses.

Tax Expense

For the three months ended September 30, 2018, income tax expense was $3,000 compared to an income tax expense of $5,000 for the three months ended September 30, 2017. The decrease in income tax expense was due to changes in taxable investment income within Americana and FED Mutual Financial Services, Inc.

Insurance Revenues

For the three months ended September 30, 2018, insurance revenues were $2.9 million compared to $3.1 million for the three months ended September 30, 2017. This decrease of $210,000 (6.8%) was due to lower direct and assumed premiums combined with higher ceded premiums as a result of a new reinsurance treaty that became effective in October 2017.

Net Investment Income

For the three months ended September 30, 2018, net investment income was $2.1 million compared to $2.2 million for the three months ended September 30, 2017. This decrease of $153,000 (6.9%) was mainly due to lower income from Americana and lower yields on invested assets due to lower interest rates. The following table provides detail of the components of net investment income by asset type:

	Three Months Ended
	9/30/2018	9/30/2017
	(Dollars in thousands)
Fixed maturity securities	$1,824	$1,833
Equity securities	45	56
Real estate	26	38
Cash equivalents	19	12
Policy loans	178	181
Other	129	256

Subtotal	2,221	2,376
Investment expense	(158)	(160)

Net investment income	$2,063	$2,216

One key measure of our investment income is the book yield on our holdings of fixed maturity securities. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. The following table provides our book yield for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ended
	9/30/2018	9/30/2017
Book yield on fixed maturity securities available for sale (1)	3.9%	4.2%

(1)	Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying fixed income investments for the period.

Net Realized Investment Gains

For the three months ended September 30, 2018, net realized investment gains were $0.2 million compared with net realized investment gains of $0.8 million for the three months ended September 30, 2017. This decrease of $579,000 million (73.0%) was due mainly to 2017 sales of mineral rights in Americana that were not repeated in 2018, partially offset by larger gains on derivatives and bonds.

Other Revenues

For the three months ended September 30, 2018, other revenues were $51,000 compared with $48,000 for the three months ended September 30, 2017. This increase of $3,000 (6.3%) is primarily due to higher fee income from our separate account business in 2018 due to higher underlying asset values.

Policyholder Benefits

For the three months ended September 30, 2018, policyholder benefits were $3.8 million compared with $3.5 million for the three months ended September 30, 2017. This increase of $280,000 (8.0%) resulted primarily from larger surrender benefits and less deferred sales inducement expense capitalization.

Interest Credit to Policyholders

For the three months ended September 30, 2018, interest credited was $18,000 compared to $215,000 for the three months ended September 30, 2017. This decrease of $197,000 (91.6%) is mainly due to a larger reduction in reserves primarily as a result of fewer new contracts issued and more expired contracts in these product lines compared to the previous year.

The following table provides our average credited rate by product for the three months ended September 30, 2018 and September 30, 2017:

	Average Credited Rate (1)
	Three Months Ended
	9/30/2018	9/30/2017
Annuity Contract Holder Deposits	0.86%	0.57%
Dividends Left on Deposit	0.62%	0.57%
Other	0.64%	0.88%

Total	0.83%	0.57%

(1)	Average credited rate is calculated as the percent of interest credited to average reserves for the period.

Operating Costs and Expenses

For the three months ended September 30, 2018, operating costs and expenses were $2.3 million compared to $1.9 million for the three months ended September 30, 2017. This increase of $402,000 (21.1%) was mainly a result of higher reorganizational costs, partially offset by lower general insurance expenses.

Amortization of Deferred Acquisition and Sales Inducement Costs

For the three months ended September 30, 2018, amortization of deferred acquisition costs was $0.3 million compared to $0.4 million for the three months ended September 30, 2017. This decrease of $89,000 (22.1%) resulted primarily from slower amortization as a result of better lapse and mortality experience in certain life policy plans.

Taxes, Licenses and Fees

For the three months ended September 30, 2018 and September 30, 2017, taxes licenses and fees remained flat at $0.2 million.

Dividends to Policyholders

For the three months ended September 30, 2018, dividends to policyholders increased slightly to $20,000 compared to $18,000 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

For the nine months ended September 30, 2018, revenues were $16.1 million compared to $18.0 million for the nine months ended September 30, 2017. This decrease of $1.9 million (10.6%) resulted from lower net insurance premiums and lower realized gains on investments. Net insurance revenues decreased by $548,000 (5.7%) primarily due to lower direct and assumed premiums combined with increased ceded premiums in the Company’s life insurance products. Net investment income decreased by $227,000 (3.5%) as a result of lower income from Americana and lower yields on invested assets. Net realized investment gains decreased by $1.2 million (68.3%) due to fewer sales of mineral rights in Americana, lower gains on equities and bonds, partially offset by higher gains on derivatives.

Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2018 were $19.5 million compared to $19.1 million for the nine months ended September 30, 2017, an increase of $421,000 (2.2%). Policyholder benefits increased by $83,000 (0.8%) and operating expenses increased by $739,000 (12.5%) due to reorganization costs offset by a decrease in interest credited to policyholders of $104,000 (31.6%) and a decrease in amortization of DAC and deferred sales inducement costs of $316,000 (20.7%).

Loss Before Income Taxes

For the nine months ended September 30, 2018, we had a loss before taxes of $3.4 million compared to a loss before taxes of $1.1 million for the nine months ended September 30, 2017. This increase of $2.3 million in loss before taxes was primarily due to lower insurance revenues and reduced realized investment gains, and the increase in operating costs and expenses due to higher reorganization expenses.

Tax Expense

For the nine months ended September 30, 2018, income tax expense was $12,000 compared to an income tax expense of $19,000 for the nine months ended September 30, 2017. The decrease in income tax expense was due to changes in taxable investment income within Americana and FED Mutual Financial Services, Inc.

Insurance Revenues

For the nine months ended September 30, 2018, insurance revenues were $9.1 million compared to $9.7 million for the nine months ended September 30, 2017. This decrease of $548,000 (5.7%) was due to lower direct and assumed premiums combined with higher ceded premiums as a result of a new reinsurance treaty that became effective in October 2017.

Net Investment Income

For the nine months ended September 30, 2018, net investment income was $6.3 million compared to $6.5 million for the nine months ended September 30, 2017. This decrease of $227,000 (3.5%) is mainly due to lower income in Americana subsidiary and lower yields on invested assets due to lower interest rates. The following table provides detail of the components of net investment income by asset type:

	Nine Months Ended
	9/30/2018	9/30/2017
	(Dollars in thousands)
Fixed maturity securities	$5,513	$5,585
Equity securities	127	150
Real estate	98	112
Cash equivalents	38	24
Policy loans	534	543
Other	414	556
Subtotal	6,724	6,970
Investment expense	(443)	(462)

Net investment income	$6,281	$6,508

One key measure of our investment income is the book yield on our holdings of fixed maturity securities. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. The following table provides our book yield for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	9/30/2018	9/30/2017
Book yield on fixed maturity securities available for sale (1)	4.0%	4.3%

(1)	Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying fixed income investments for the period.

Net Realized Investment Gains

For the nine months ended September 30, 2018, net realized investment gains were $538,000 compared with net realized investment gains of $1.7 million for the nine months ended September 30, 2017. This decrease of $1.2 million (68.3%) was due mainly to fewer sales of mineral rights in Americana, lower realized gains on equity securities and bonds, partially offset by higher realized gains on derivatives.

Other Revenues

For the nine months ended September 30, 2018, other revenues were $148,000 compared with $133,000 for the nine months ended September 30, 2017. This increase of $15,000 (11.2%) is primarily due to higher fee income from our separate account business in 2018 due to higher underlying asset values.

Policyholder Benefits

For the nine months ended September 30, 2018, policyholder benefits were $10.8 million compared with $10.7 million for the nine months ended September 30, 2017. This increase of $83,000 (0.8%) resulted primarily from less deferred sales inducement capitalization.

Interest Credit to Policyholders

For the nine months ended September 30, 2018, interest credited was $0.2 million compared to $0.3 million for the nine months ended September 30, 2017. This decrease of $104,000 (31.6%) is mainly due to a larger reduction in reserves primarily as a result of fewer new contracts issued as more expired contracts in these product lines compared to the previous year.

The following table provides our average credited rate by product for the nine months ended September 30, 2018 and September 30, 2017:

	Average Credited Rate (1)
	Nine Months Ended
	9/30/2018	9/30/2017
Annuity Contract Holder Deposits	2.52%	3.12%
Dividends Left on Deposit	1.85%	1.78%
Other	2.64%	2.62%

Total	2.44%	2.95%

(1)	Average credited rate is calculated as the percent of interest credited to average reserves for the period.

Operating Costs and Expenses

For the nine months ended September 30, 2018, operating costs and expenses were $6.6 million compared to $5.9 million for the nine months ended September 30, 2017. This increase of $739,000 (12.5%) was mainly a result of higher reorganizational costs, partially offset by lower general insurance expenses.

Amortization of Deferred Acquisition and Sales Inducement Costs

For the nine months ended September 30, 2018, amortization of deferred acquisition costs was $1.2 million compared to $1.5 million for the nine months ended September 30, 2017. This decrease of $316,000 (20.7%) resulted primarily from slower amortization as a result of better lapse and mortality experience in certain life policy plans.

Taxes, Licenses and Fees

For the nine months ended September 30, 2018 and September 30, 2017, taxes licenses and fees remained flat at $0.6 million.

Dividends to Policyholders

For the nine months ended September 30, 2018, dividends to policyholders increased slightly to $51,000 compared to $49,000 for the nine months ended September 30, 2017.

Financial Condition

Investments

Our investment strategy and guidelines are developed by management and approved by our board of directors. Our investment strategy is designed to maintain a well-diversified, high quality fixed income portfolio that will provide adequate levels of net investment income and liquidity to meet our policyholder obligations under our life insurance policies and our annuity deposits. To help maintain liquidity we establish the duration of invested assets within a tolerance to the policy liability duration. The investments are managed with an emphasis on current income within quality and diversification constraints. The focus is on book yield of the fixed income portfolio as the anticipated portfolio yield is a key element used in pricing our insurance products and establishing policyholder crediting rates on our annuity contracts. We also maintain a small equity portfolio consisting of investments in exchange-traded funds and an investment in a commercial real estate fund. With the additional capital provided by the offering, we may rebalance our investment portfolio to seek higher yields on our securities investments. Higher yielding investments usually are associated with higher investment risks, which may result in us recognizing higher OTTI.

We apply our overall investment strategy and guidelines on a consolidated basis for purposes of monitoring compliance with our overall guidelines. All of our investments are owned by Federal Life and are maintained in compliance with insurance regulations. Critical guidelines of our investment plan include:

•	Asset concentration guidelines that limit the amount that we hold in any one issuer of securities;

•

Asset quality guidelines applied on a portfolio basis and for individual issues that establish a minimum asset quality standard for portfolios and establish minimum asset quality standards for investment purchases and investment holding;

•	Liquidity guidelines that limit the amount of illiquid assets that can be held at any time; and

•	Diversification guidelines that limit the exposure of the total portfolio to investment sectors.

Our internal investment staff manages our investment portfolios. We contract with investment management firms to provide overall assistance with certain types of investment products. This investment management firm reports to our Chief Financial Officer and to our President. On a quarterly basis, or more frequently if circumstances require, we review the performance of all portfolios with the Federal Life Board of Directors.

The following table shows the distribution of the fixed maturity securities by quality rating using the rating assigned by Standard & Poor’s, a nationally recognized statistical rating organization. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” Ratings assigned by Moody’s or other rating agencies have been used for securities not rated by Standard & Poor’s.

	Estimated Fair Value
S&P Rating	September 30, 2018		December 31, 2017
	(Dollars in thousands)
AAA	$7,048	3.9%	$7,176	3.8%
AA	72,926	40.2%	77,195	41.0%
A	33,282	18.3%	35,668	18.9%
BBB	59,266	32.6%	58,921	31.3%

Total investment grade	$172,522	95.0%	$178,960	95.0%

BB	6,540	3.6%	6,575	3.5%
B	1,970	1.1%	2,381	1.3%
CCC	291	0.2%	459	0.2%
CC	—	0.0%	—	0.0%
C	103	0.1%	77	0.0%
D	71	0.0%	—	0.0%

Total below investment grade	$8,975	5.0%	$9,492	5.0%

Not rated	—	—	—	—

Total	181,497	100.0%	188,452	100.0%

The following table sets forth the maturity profile of our debt securities at September 30, 2018 and December 31, 2017. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	September 30, 2018				December 31, 2017
	Amortized		Fair		Amortized		Fair
	Cost	%	Value	%	Cost	%	Value	%
	(Dollars in thousands)
Due in one year or less	4,251	2.3%	4,293	2.4%	2,247	1.2%	2,288	1.2%
Due after one year through five years	41,378	22.4%	41,840	23.0%	40,926	22.3%	42,809	22.7%
Due after five years through ten years	70,483	38.1%	68,627	37.8%	66,739	36.4%	68,151	36.2%
Due after ten years	23,280	12.6%	22,456	12.4%	27,492	15.0%	27,923	14.8%
Mortgage-backed securities	45,603	24.6%	44,281	24.4%	46,028	25.1%	47,281	25.1%

Total debt securities	$184,995	100.0%	181,497	100.0%	$183,432	100.0%	$188,452	100.0%

Every quarter we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value is other than temporary. The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time.

Unrealized Holding Gains

We also record capital appreciation/depreciation on our available for sale fixed maturity securities. The following table shows the change in equity from mark-to-market adjustments on our available for sale fixed maturity securities. The market value of our fixed income securities has decreased this year as a result of higher interest rates.

	Three months ended September 30,		Nine months ended September 30,
Accumulated Other Comprehensive Income	2018	2017	2018	2017
	(Dollars in thousands)
Unrealized holding gains (losses) from changes in the market value of securities, including the related impact to future policy benefit liabilities, the policyholder dividend obligation, and deferred policy acquisition cost balances	$(1,049)	$201	$(6,933)	$1,474
Income tax effect	(1)	(68)	37	(501)

Net increase (decrease) in accumulated other comprehensive income	$(1,050)	$133	$(6,896)	$973

At September 30, 2018, we have accumulated other comprehensive losses from a mark-to-market adjustment of our available for sale fixed income securities totaling $1.1 million (net of federal income taxes and DAC effects).

Financial Position

September 30, 2018

At September 30, 2018, we had total assets of $253.3 million compared to total assets at of $257.1 million at December 31, 2017. The decrease in total assets primarily results from lower fair values on fixed maturity securities of $7.0 million due to higher interest rates, partially offset by an increase in deferred acquisition costs of $1.4 million and accounts receivable of $2.0 million.

At September 30, 2018, we had total liabilities of $232.3 million compared to total liabilities of $225.8 million at December 31, 2017. This increase of $6.5 million was primarily due to an increase of $5.3 million in policyholder account balances as a result of index annuity sales and an increase in the reserve for deposit type contracts of $1.1 million.

Total equity decreased from $31.4 million at December 31, 2017 to $21.0 million as of September 30, 2018. This decrease in equity of $10.3 million (32.9%) was due to a total comprehensive loss of $10.3 million comprised of a net loss of $3.4 million and other comprehensive loss of $6.9 million. The other comprehensive loss for the period was mostly due to the reversal of unrealized gains on our fixed maturity securities available for sale.

Liquidity and Capital Resources

Our principal sources of funds are from premium revenues, investment income, and proceeds from the sale and maturity of investments. The Company’s primary uses of funds are for payment of life policy benefits, contractholder withdrawals on annuity contracts, new business acquisition costs for our insurance operations (commissions, underwriting, and issue costs), general operating expenses, and purchases of investments. Our investment portfolio is structured to provide funds periodically over time, through investment income and maturities, to provide for the payment of policy benefits and contractholder withdrawals.

We expect to use a significant portion of the net proceeds from our IPO to support the growth of our business. Based on our current business plan, we expect that projected cash flows from operations, as well as the net proceeds from the IPO, will provide us with sufficient liquidity to fund our anticipated growth for at least the next several years. However, if our growth exceeds our expectations or we have unanticipated capital requirements to support our growth, we may have to raise additional capital or take other steps to support our premium writings, including obtaining additional reinsurance. If we cannot obtain adequate capital or reinsurance on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition, and results of operations could be adversely affected.

We are members of the Federal Home Loan Bank of Chicago (“FHLBC”). As a member we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $10,000, which allows us to borrow from the FHLBC. Interest on borrowed funds is charged at variable or fixed rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There were no borrowings from FHLBC during either 2018 or 2017.

Federal Life’s ability to pay dividends to the Company is limited by the insurance laws of the State of Illinois. All shareholder dividends are subject to notice filings with the Illinois Insurance Director. The maximum amount of dividends that can be paid by Illinois life insurance companies to shareholders without 30 days prior notice to the director of the Illinois Department of Insurance is the greater of (i) statutory net income for the preceding year or (ii) 10% of statutory surplus as of the preceding year-end.

However, under Illinois insurance statutes, dividends may be paid only from surplus, excluding unrealized appreciation in value of investments, without prior approval. Dividends in excess of these amounts require advance approval of the Illinois Department of Insurance. There are no limitations on the amount of dividends that Federal Life’s subsidiaries can pay to Federal Life.

Federal Life is a party to service and cost sharing agreements with Americana and FED Mutual Financial Services, Inc. pursuant to which certain costs and expenses incurred by Federal Life on behalf of Americana and FED Mutual Financial Services, Inc. are allocated to such entities and paid to Federal Life. During the year ended December 31, 2017, Americana paid $50,000 and FED Mutual Financial Services, Inc. paid $6,000 to Federal Life for such services. During the three and nine month periods ended September 30, 2018, Americana paid $12,500 and $37,500 and FED Mutual Financial Services, Inc. paid $1,500 and $4,500 to Federal Life for such services. All related party transactions eliminate in consolidation.

Federal Life is also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus required by the Compiled Statutes of Illinois was $2.0 million at December 31, 2017. Federal Life’s statutory capital and surplus at December 31, 2017 was $14.9 million.

In addition to the minimum statutory requirement, Federal Life is subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is a measure of the amount of capital appropriate for an insurance company to support its overall business operations in light of its size, growth, and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions for insurers that show signs of weak or deteriorating conditions. Companies that do not maintain total adjusted capital (“TAC”) in excess of the company’s “company action level RBC,” which is two times its “authorized control level RBC,” may be required to take specific actions at the direction of state insurance regulators. Federal Life’s TAC at December 31, 2017 significantly exceeded its “company action level RBC,” which was $17.6 million at December 31, 2017.

As an Illinois domiciled mutual holding company, Federal Life Mutual Holding Company is subject to the same minimum statutory capital and surplus levels as Federal Life. However, Federal Life Mutual Holding Company is not authorized to transact insurance business and cannot issue or reinsure insurance policies. Accordingly, the level of statutory capital and surplus at Federal Life Mutual Holding Company has no material effect on the ability of Federal Life to write insurance or on the Company’s consolidated results of operations, financial position, or liquidity. Although Federal Life Mutual Holding Company is subject to minimum capital and surplus requirements, it is not subject to RBC requirements. Our other operating subsidiaries are not subject to regulatory capital requirements or RBC.

For the nine months ended September 30, 2018, we had a net decrease in cash of $619,000 compared with a net decrease of $1.8 million for the nine months ended September 30, 2017. The reduction in the use of cash of $1.2 million was due to a decrease in cash used in investing of $5.0 million mainly due to lower repurchases of fixed maturity securities. This was offset by an increase in net cash used in operating activities of $2.3 million and a decrease in cash provided by financing activities of $1.5 million related to policyholder account balances.

New Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which are incorporated by reference in this Item 2.4.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended) as of September 30, 2018. These controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on this evaluation, the Company’s management has concluded that our disclosure controls and procedures were not effective.

During the 4th quarter of fiscal year 2018, we identified material weaknesses in our controls regarding our interim financial statement presentation. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance of timely reporting as of the date this report is filed.

The material weaknesses in our disclosure controls and procedures resulted from failure to timely present our quarterly report on Form 10-Q to our outside auditors in a manner consistent with the presentation requirements for Smaller Reporting Companies under Regulation S-X. Specifically, we did not have adequate controls in place to assure that our report on Form 10-Q would be presented to the auditors with the required interim period information in a timely manner.

Promptly upon our IPO, we prepared a disclosure controls and procedures policy and sought to implement the policy prior to preparation of this first Form 10-Q. To remediate the material weaknesses described above, we will fully implement all aspects of the policy and create detailed timetables for presentation of our reports to our outside advisors and auditors such that all reviews may be completed in a timely manner. We expect that the remediation of these material weaknesses will be completed prior to the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

Internal Control over Financial Reporting

As noted above, the Company failed to timely present a draft of its Form 10-Q to its outside auditors, who upon review noted material errors in financial reporting including omissions of required financial statements and misclassifications in the statement of cash flows. Based on these material errors the Company’s management concluded there was a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis because it did not adequately utilize the internal and external resources available to the Company relating to its financial reporting function. Therefore, management concluded that its internal control over financial reporting was not effective as of September 30, 2018.

In order to achieve effective internal controls over financial reporting, the Company will implement the disclosure controls and procedures policy discussed above and create detailed timetables for the preparation of financial disclosures. The Company will also provide on-going training around financial reporting in GAAP and the skills and knowledge required for those performing financial reporting functions in public companies. The Company’s management believes these steps will lead to an internal control process that is more efficient, effective and communicative with regard to accounting and financial matters and expects that the remediation of this material weakness in internal control over financial reporting will be completed prior to the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, involved in various legal proceedings in the ordinary course of business. While it is not possible to forecast the outcome of such legal proceedings, in light of existing insurance, reinsurance, and established reserves, we believe there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 1.A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL LIFE GROUP, INC.

By:	/s/ William S. Austin
William S. Austin
President and Chief Executive Officer

December 26, 2018