Form 10-Q/A
period 2018-09-30
Federal Life Group, Inc.
filed 2019-01-22
CIK 1743886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 22, 2019, there were 3,530,250 shares of the registrant’s common stock, $.01 par value, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Federal Life Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 which was originally filed on December 26, 2018 (the “Original Filing”) is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to correct two immaterial errors included in the consolidated financial statements.

Exhibit 101 to this Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment is being filed within the time period provided by Rule 405(a)(2) of Regulation S-T.

In addition, this Amendment corrects two immaterial errors contained in the Original Filing.

The first appeared in Item 1 of the Original Filing, in the Liabilities section of the Consolidated Balance Sheet. The line item entitled “Other Liabilities” as at September 30, 2018 should appear as $999 thousand rather than $2,049 thousand. The total Liabilities figure remains unchanged. Below is the corrected Consolidated Balance Sheet:

FEDERAL LIFE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Predecessor	Predecessor
	9/30/2018	12/31/2017
	(unaudited)
Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost; 2018, $184,995; 2017, $183,432)	$181,497	$188,452
Equity securities	6,620	6,209
Policy loans	9,599	9,852
Derivative instruments, at fair value	517	395

Total investments	198,233	204,908
Cash and cash equivalents	3,466	4,085
Real estate, property and equipment, net	2,172	2,151
Accrued investment income	1,999	1,886
Accounts receivable	2,489	538
Reinsurance recoverables	3,571	3,727
Prepaid reinsurance premiums	1,387	1,358
Deferred policy acquisition costs, net	13,617	12,179
Deferred sales inducement costs, net	1,192	867
Deferred tax asset, net	495	458
Other assets	249	202
Separate account asset	24,434	24,779

Total Assets	253,304	257,138

Liabilities
Policy liabilities and accruals
Policyholder account balance	115,142	109,823
Future life policy benefits	72,227	71,927
Future accident and health policy benefits	343	386
Reserve for deposit type contracts	10,885	10,850
Other policyholder funds	3,099	1,970
Unearned revenue	1,366	1,387
Deferred reinsurance settlements	2,727	2,949
Taxes payable	6	7
Promissory note	1,050
Other liabilities	999	1,703
Separate account liability	24,434	24,779

Total Liabilities	232,278	225,781

Equity
Retained earnings	23,165	26,600
Accumulated other comprehensive income (loss)	(2,139)	4,757

Total Equity	21,026	31,357

Total Liabilities and Equity	$253,304	$257,138

See full notes to unaudited consolidated financial statements contained in the Original Filing, as defined herein.

The second appeared in Note 6 to the consolidated financial statements on page 18 in the table entitled “Predecessor—Recurring Fair Value Measurements at December 31, 2017…” In that table the column headed “Significant Other Observable Inputs (Level 2)” should total $184,290 thousand rather than $179,219 thousand. Below is the corrected table:

	Predecessor Recurring Fair Value Measurements at December 31, 2017 Using:
Description	Fair Values	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Fixed maturity securities:
U.S. government	$4,162	$4,162	$—	$—
States, political subdivisions, other	27,614	—	27,614
Corporate	109,395	—	109,395
Residential mortgage-backed securities	43,086	—	43,086
Commercial mortgage-backed securities	4,195	—	4,195

Total fixed maturities	188,452	4,162	184,290
Equities	6,209	4,027	—	2,182
Derivative instruments	395	395	—	—
Cash equivalents (1)	4,085	4,085
Separate accounts (2)	24,779	24,779

Total	$223,920	$37,448	$184,290	$2,182

No other changes have been made to the Original Filing. This Amendment does not reflect subsequent events occurring after the date of the Original Filing.

Item 6. Exhibits

Exhibit No	Description

3.1*	Amended and Restated Articles of Incorporation of Federal Life Group, Inc.

3.2*	Bylaws of Federal Life Group, Inc.

31.1**	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2**	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference from the Company’s Form S-1 filed with the SEC on October 11, 2018.
**	Filed herewith.
***	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL LIFE GROUP, INC.

By:	/s/ William S. Austin
William S. Austin
President and Chief Executive Officer

January 22, 2019