Form 10-K
period 2018-12-31
Federal Life Group, Inc.
filed 2019-04-01
CIK 1743886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-38718

Federal Life Group, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	82-4944172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 West Deerfield Road	(847) 520-1900
Riverwoods, Illinois 60015	(Registrant's telephone number, including area code)
(Address of principal executive offices, including zip code)
(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark If disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $17.9 million based on the issuance price of $10.00 per share as of the initial public offering, on December 11, 2018.

As of April 1, 2019, there were 3,530,250 shares of the registrant's common stock, $.01 par value, outstanding.

Documents incorporated by reference:

The registrant will file a Form 10-K/A within 120 days after December 31, 2018, to incorporate by reference the information required by Part III of this report where indicated.

FEDERAL LIFE GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

Part I

Item 1. Business

Introduction

Overview

Federal Life Group, Inc. (“FLG”, “we”, “us”, “our” or the “Company”) provides life insurance and annuity products targeted to the middle American market. Industry data indicates there is a substantial unmet need for life insurance and investment and retirement products, particularly among domestic households with annual incomes of between $60,000 and $250,000, a market we refer to as the Middle Market. We believe that approximately 45 million households comprise our target market — households with identified need for life insurance and guaranteed retirement income products and the financial means to address that need. We strive to deliver to our target market affordable, easy to understand life insurance and annuity products through knowledgeable independent agents.

We have not been profitable in recent years due to the prolonged low interest rate environment, which has depressed interest income, insufficient size to absorb our fixed costs, changing niche markets, and insufficient capital to support a growing book of business. To address some of these shortcomings, we have identified variable and fixed annuities, and certain life and supplemental health products, as niche markets that provide opportunities to partner with distribution partners to leverage available capacity of the Company’s infrastructure. Proceeds from the initial public offering (“IPO”), discussed below, have strengthened the Company’s balance sheet and will generate additional investment income.

For the year ended December 31, 2018, we had total consolidated revenue of $20.8 million, insurance revenues of $11.3 million, and a net loss of $4.8 million. As of December 31, 2018, we had over 26,000 policyholders and group certificate holders, almost 2,000 annuity contractholders, total assets of $279.7 million, and equity of $52.9 million.

Corporate Structure

FLG is a Pennsylvania corporation organized to be the stock holding company for Federal Life Mutual Holding Company and its subsidiaries (the “Predecessor”) following the conversion of Federal Life Mutual Holding Company from mutual to stock form (the “Conversion”). Federal Life Mutual Holding Company was subsequently renamed Federal Life Holding Company after the Conversion. Prior to the Conversion, FLG was not engaged in any significant operations and did not have any assets or liabilities. After the Conversion, which was completed on December 11, 2018, when FLG issued 3,530,150 shares at $10.00 per share for gross proceeds of $35.3 million, FLG’s primary assets are the outstanding capital stock of the Predecessor and a portion of the net proceeds of the Company’s IPO, which was completed on December 11, 2018. Prior to the Conversion, FLG was a direct, wholly-owned subsidiary of the Predecessor. Following the Conversion, the Company reorganized its corporate structure so that the Predecessor is a direct, wholly owned subsidiary of FLG and its accounts are consolidated with those of FLG within the accompanying consolidated financial statements.

We now conduct our business through our primary operating subsidiary, Federal Life Insurance Company (“Federal Life”), an Illinois-domiciled life insurance company that was incorporated in 1899. Federal Life distributes its life insurance and annuity products through independent agents and is licensed in the District of Columbia and every state except Maine, Massachusetts, New Hampshire, New York, and Vermont. Federal Life is located in Riverwoods, Illinois.

Federal Life has two wholly-owned non-insurance subsidiaries: Americana Realty Company (“Americana”) and FED Mutual Financial Services, Inc. Americana owns mineral rights in Arkansas, Georgia, Oklahoma and Texas. Americana earns royalty revenues from energy producers that are under agreement to drill for and produce oil and gas products on properties where Americana owns mineral rights. FED Mutual Financial Services, Inc. is a Financial Industry Regulatory Authority (“FINRA”) licensed broker/dealer that was established to distribute variable annuity products for Federal Life.

Investor Information

Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and any amendments may be found on our website at ir.federallife.com as soon as reasonably practicable after such reports are filed with the SEC. In addition, we have available on our website our: (i) compliance reporting policy; (ii) code of ethics; (iii) audit committee charter; (iv) compensation committee charter and (v) nominating committee charter. The information incorporated herein by reference is also electronically accessible from the SEC's website at www.sec.gov.

Market and Opportunities

Market for Life Insurance Products

We believe that the conditions for increasing sales of life insurance in the Middle Market are favorable. Recent reports from the Life Insurance Market Research Association (“LIMRA”), a worldwide research, learning, and development organization serving the financial services industry, indicate that significant unmet demand exists in this market, with less than half of Middle Market consumers having individual life insurance coverage. We believe that the financial implications for Middle Market households are profound and that consumers are aware of the need for coverage.

The three largest living generations, often referred to as Baby Boomers, Generation X, and Millennials, are at a life stage that aligns well with mortality protection products. According to the Pew Research Center, approximately 10,000 Americans turn age 65 every day — a trend that is projected to continue until 2030. We believe that significant growth potential exists for life insurance sales by companies that position themselves to satisfy the unmet need among this large, growing segment of the U.S. population.

Market for Annuity Products

Our target market includes the group of individuals who are seeking to accumulate tax deferred savings or create guaranteed lifetime income. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 39 million Americans age 65 and older in 2010, representing 13% of the U.S. population, and this group had grown to 44.7 million in 2013. By 2030, this sector of the population is expected to increase to 20% of the total population. Our fixed index and fixed rate annuity products are particularly attractive to this group due to their principal protection, competitive rates of credited interest, tax deferred growth, guaranteed lifetime income, and alternative payout options. Our competitive fixed annuity products have enjoyed favorable sales growth in recent years.

The additional capital from the IPO has provided the capital needed to support our growing index annuity business and allows us to re-enter the variable annuity market.

Strategy

Key elements of executing our strategy include the following:

Enter into Strategic Partnerships to Expand our Sales and Distribution. We currently distribute our life insurance and annuity products through approximately 1,000 independent agents. We intend to expand our distribution platform by entering into strategic partnerships with companies that can broaden our distribution channels. We believe that our controlling shareholders, Insurance Capital Group, LLC (“ICG”) can also provide assistance in expanding our distribution network.

Pursue Acquisitions of Life Companies and Related Businesses. We intend to use the additional capital provided by the Company’s IPO to explore possible acquisitions of other life insurance companies to grow our business and leverage our existing available administrative capacity. We will also explore opportunities to acquire related businesses, such as insurance agencies, that can expand our distribution network.

Continue to Introduce Innovative and Competitive Products. We intend to be innovative within the fixed index and fixed rate annuity industry in developing and introducing new and competitive products. We offer a fixed index annuity that provides the consumer with a choice among interest crediting strategies including both equity indexes as well as a traditional fixed rate strategy. We include a lifetime income benefit rider with our fixed index annuities. We also intend to introduce a new variable annuity product in 2019. We believe that our continued focus on anticipating and being responsive to the product needs of the ever-growing population of retirees will lead to increased customer loyalty, revenues, and profitability.

Target Niche Markets for Our Products. We intend to focus on niche markets for our products, such as the Hispanic market, the direct-to-consumer market, and the senior and retirement planning markets. Federal Life currently has a presence in the Hispanic market and maintains an entirely separate Spanish-language website (mifederallife.com) that features content and themes unique to that target market. Federal Life is also committing substantial resources to upgrade its digital platform and intends to leverage these new digital distribution and service applications to meet the needs of today’s consumers by promoting ease of access to information and efficient sales and customer service. We intend to target the senior and retirement planning markets with our existing fixed index annuity, flexible premium deferred annuity, and final expense plan insurance products.

Target Digital Transformation. We are committing substantial resources to upgrade our digital platform to provide digital distribution and sales applications to meet the demands of today’s consumers by promoting ease of access to information and efficiency between sales and customer service. This permits us to generate more business from new and existing customers.

Focus on Profitability and Improve Operating Efficiency. We are committed to improving our profitability by advancing the scope and sophistication of our investment management and spread capabilities and by continuously seeking efficiencies within our operations. The expanded use of technological resources will continue to allow us to improve our processes, scalability, and response times.

Focus on High Quality Service to Agents and Policyholders. We have maintained high quality personal service as one of our highest priorities since the inception of our company and continue to strive for an unprecedented level of timely and accurate service to both our independent agents and policyholders. We believe high quality service is one of our strongest competitive advantages.

Products

The Company provides life insurance and annuity products targeted to middle class America. For the fiscal years ended December 31, 2018 and 2017, the Company had insurance revenues of $11.3 million and $12.1 million, respectively, and annuity deposits of $9.2 million and $13.0 million, respectively.

Life Insurance

The various life insurance products that we offer are briefly described below:

•

Single Premium Whole Life — we offer single premium whole life policies, which require payment of a single premium of at least $5,000 and provide cash surrender values based on the contractual rate of interest. These policies may be surrendered for their cash surrender value at any time. Single premium policies are mainly issued in connection with the insured’s estate planning and the insured must be between the ages of 40 and 85 at the time the policy is issued.

•

Interest Sensitive Life — we offer interest sensitive life policies, which are a hybrid of whole life and universal life. Interest sensitive policies have fixed premiums, death benefits, and minimum cash surrender values, but also have an account value to which net premiums and interest are added, and from which insurance and expense charges and surrender charges are deducted, which may result in a higher cash surrender value. The credited interest rate is declared by us and may be changed at any time but is subject to a minimum interest rate. The insured must be no older than age 70 when the policy is issued, and the minimum policy amount is $5,000.

•

Term Life — we offer term life insurance policies with fixed premiums for 10, 15, 20, or 30 years. The minimum policy amount is $50,000, and the insured may not exceed 70 years of age at the date the policy is issued.

•

Universal Life — we offer a universal life policy that permits the amount of the coverage and related premium amount under the policy to be adjusted from time to time by the holder. Under a universal life policy, interest earned on the policy is credited to the policy’s cash surrender value at a rate we declare, which may not be below the minimum guaranteed interest rate. Universal life policies may be surrendered for their cash surrender value at any time. For universal life policies, the minimum policy amount is $25,000 and the insured may not exceed 70 years of age at the date the policy is issued.

•

Final Expense Benefit — we offer two types of final expense benefit life insurance policies – fixed and graded. Under the fixed benefit policy, the beneficiary receives a fixed amount upon the insured’s death. Under the graded life policy, the amount paid to the beneficiary upon the insured’s death depends on the period of time between the date the policy is issued and the date of the insured’s death. If the insured dies within the first year after the policy is issued, the beneficiary receives 120% of the amount of the premium paid. If the insured dies in the second year after the policy is issued, the beneficiary receives 140% of the amount of the premium paid. Policies are available from $2,500 to $25,000 in death benefits, and the insured may not exceed 80 years of age at the date the policy is issued.

Annuities

Annuities offer our policyholders a tax-deferred means of accumulating retirement savings, as well as a reliable source of income during the payout period. When our policyholders deposit cash to annuities, we account for these receipts as policy deposits in the liability section of our consolidated balance sheet. The annuity deposits we have collected, by product type, during the two most recent fiscal years are as follows:

	For Year Ended December 31,
	2018		2017
	Deposits	Deposits as	Deposits	Deposits as
Product Type	Collected	a % of Total	Collected	a % of Total
	(Dollars in thousands)
Fixed index annuities	$7,904	86%	$11,349	87%
Single premium fixed rate annuities	189	2%	231	2%
Flexible premium fixed rate annuities	488	5%	716	6%
Single premium immediate annuities	648	7%	672	5%
	$9,229	100%	$12,968	100%

Fixed Index Annuities

Fixed index annuities allow contractholders to earn index credits based on the performance of a particular index, such as the S&P 500 index, without the risk of loss of their principal. Most of these products allow contractholders to transfer funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. Our fixed index annuity policy includes a “premium bonus” that increases the initial annuity deposit at issuance by a specified percentage, ranging from 1% to 12%. Generally, the surrender charge and bonus vesting provisions of our annuity policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.

The annuity contract value is equal to the single premium paid, the premium bonus, and interest credited, adjusted for any partial surrenders. “Interest credited” includes index credits for funds allocated to an index-based strategy, which either applies a percentage limit (or “cap”) to the annual index increase or uses a percentage (“participation rate”) of the index increase when calculating the interest rate to be applied to indexed funds. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one index period and may be adjusted by us each index period subject to certain limits. The cap may not be less than 1% and the participation rate can range from 10% to 75%. Minimum guaranteed surrender values are equal to no less than 87.5% of the single premium plus interest credited at an annual rate ranging from 1% to 3%.

Fixed Rate Annuities

Fixed rate deferred annuities include annual and multi-year rate guaranteed products. After the first policy year, we have the discretionary ability to change the crediting rate once at any time to any rate at or above a guaranteed minimum rate. Our flexible premium deferred annuities allow us to change the interest rate credited at our discretion to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities guarantee the initial crediting rate for up to 7 years before we can change the rate credited at our discretion. Customers can purchase a fixed rate annuity at any time.

The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender and withdrawal assumptions, and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2018, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.35% to 6.00%. The average crediting rates on our outstanding guaranteed fixed rate deferred annuities at December 31, 2018 were 3.31%.

Single Premium Immediate Annuities

We also sell single premium immediate annuities (“SPIAs”). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 2.46% at December 31, 2018.

Withdrawal Options – Fixed Index and Fixed Rate Annuities

Policyholders are typically permitted penalty free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which ranges from 1 to 10 years for fixed index annuities and 5 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 0.9% to 9% for fixed index annuities and 1% to 7% for fixed rate annuities of the contract value and generally decreases by approximately one half to two percentage points per year during the surrender charge period. For certain policies, the premium bonus is considered in the establishment of the surrender charge percentages. For other policies, there is a vesting schedule ranging from 10 to 14 years that applies to the premium bonus and any interest earned on that premium bonus. Surrender charges and bonus vesting are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice enhances our ability to maintain profitability on such policies. Policyholders may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years or a combination of these payment options. Information on surrender charge protection and net account values for the previous two fiscal years is below:

	For the Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Annuity Surrender Charges:	$3,440	$2,666
Average years at issue	8	8
Average years remaining	4	4
Average surrender charge percentage remaining	5.16%	4.42%
Annuity of account value (net of coinsurance)	$66,605	$60,257

Since 2015, 57% of our fixed index annuity policies were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider, a policyholder can elect to receive guaranteed payments for life from his contract without requiring the policyholder to annuitize the contract value. The amount of the living income benefit available is determined by the growth in the policy’s income account value as defined in the rider (3.0% to 8.0%), which is selected by the policyholder at the time of purchase, and the policyholder’s age at the time the policyholder elects to begin receiving living income benefit payments. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder. Rider fees range from 0.75% to 0.95% of the policy’s income account value.

Variable Annuities

A variable deferred annuity is a financial product designed for long-term investment purposes, such as retirement. This annuity is a contractual agreement between the contract owner and the company that stipulates the company will pay an income to the contract owner in the future in exchange for an upfront premium payment.

As a deferred annuity, the contract is comprised of two phases: the accumulation phase and the income phase. The accumulation phase begins upon purchase. During this phase, the single premium or multiple premium payments earn interest on a tax-deferred basis. As a variable annuity, the contractholder selects how the premium will be allocated to the various investment choices made available by the contract. Interest credited during the accumulation phase will depend on the portfolio performance of the selected investment allocation(s). Additionally, a death benefit is provided to the contract beneficiary during this phase.

When the contract owner decides to annuitize the contract (i.e. begin receiving income payments), the income phase begins. There are several payment methods available, including fixed and variable. Fixed payments will remain level, while variable payments will fluctuate depending on the investment performance of the portfolios selected.

While we do not currently offer variable annuities, we intend to introduce a variable annuity product to our group of product offerings in 2019. The additional capital from the IPO completed in December 2018 has provided the capital needed to support our growing index annuity business and allow us to re-enter the variable annuity market during the 2019 fiscal year. Federal Life was a pioneer in the variable annuity market and introduced one of the first variable annuity products in 1975 when Federal Life Variable Annuity Account – A was established. The separate account is registered with the SEC as a unit investment trust under the Investment Company Act of 1940. Federal Life continues to administer this business which is segregated from the Company’s general account assets.

Investments/Spread Management

Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of our annuity products is significantly affected by spreads between interest yields on investments, the cost of options to fund the annual index credits on our fixed index annuities, and rates credited on our fixed rate annuities. We manage the index-based risk component of our fixed index annuities by purchasing call options and call option spreads on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps and participation rates on index dates to reflect the change in the cost of such options, which varies based on market conditions. All options are purchased near the respective anniversary dates in which the earnings from the annuity contract are determined based on the chosen index, and new options are purchased on each of the anniversary dates to fund the next annual index credits. All credited rates may be changed annually, subject to minimum guarantees. Changes in caps, participation rates, and crediting rates on fixed rate and fixed index annuities may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain caps, participation rates, asset fees, and crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

For additional information regarding the composition of our investment portfolio and our interest rate risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition — Investments” and Note 4 to our audited consolidated financial statements.

Marketing/Distribution

We market our products through a network of independent agents located in the 45 states in which we are licensed to issue insurance. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our distribution network.

Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We actively recruit new agents and terminate those agents who have not produced business for us in recent periods and are unlikely to sell our products in the future. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign owned competitors. We also emphasize our products and service and our focused fixed rate and fixed index annuity expertise.

The independent agent distribution system is comprised of insurance brokers and agents. We are pursuing a strategy to increase the efficiency of our independent agent distribution network by strengthening our relationships with our existing agents while we remain alert for opportunities to establish relationships with organizations not presently associated with us. We generally do not enter into exclusive arrangements with our agents.

Five of the agents contracted with us each accounted for more than 5.0% of the annuity deposits and insurance premiums collected during 2018 by Federal Life. The states with the largest share of direct premium collected during 2018 were: Illinois (39%), Florida (13%), California (9%), Ohio (6%), and Texas (6%).

We will seek to expand distribution of our products by establishing relationships with additional distribution partners.

Product Pricing

We regularly review claim results for each of our products, comparing actual experience to the assumptions used to design and price the products. Our actuarial and finance teams perform the review process with assistance from the underwriting and operations team, product development team, and marketing. Variances in our expectations for particular products are examined for implications on product performance and used to evaluate product prices and underwriting assumptions. Our reinsurance partners also review product experience.

Key elements of our product pricing include assumptions regarding future mortality (amount and timing of future benefit payments), persistency experience (number and timing of policyholder discontinuations or coverage lapses), and investment returns (interest we will earn on investment of free cash flows and reserves).

Competition

We operate in a highly competitive industry. Our annuity products compete with fixed index, fixed rate, and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank products and other investment and retirement funding alternatives offered by asset managers, banks, and broker/dealers. Our insurance products compete with products of other insurance companies, financial intermediaries, and other institutions based on a number of features, including crediting rates, index options, policy terms and conditions, service provided to distribution channels and policyholders, ratings, reputation, and distributor compensation.

Ratings

Financial strength ratings generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to policyholders, agents, and intermediaries, are not directed toward the protection of investors, and are not recommendations to buy, sell, or hold securities.

Agents selling life insurance and annuity products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer’s products to offer to a customer. Federal Life has not sought a rating from A.M. Best Company since 1993 and does not intend to seek a rating in 2019 but may seek a rating from a nationally recognized statistical rating organization in future years. The degree to which the lack of a rating has affected and will affect Federal Life’s sales and persistency is unknown.

Reinsurance

We follow the industry practice of reinsuring a portion of our life insurance risks with unaffiliated reinsurers. Our reinsurance agreements play a part in managing our regulatory capital.

Consistent with the general practice of the life insurance industry, Federal Life enters into agreements of indemnity reinsurance with other insurance companies in order to reinsure portions of the coverage provided by its annuity and life insurance products. Indemnity reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to diversify its risks. Indemnity reinsurance does not discharge the original insurer’s primary liability to the insured.

We reinsure 80% of our term and flexible premium universal life net amount at risk. In addition, the maximum loss retained by us on any one life is $250,000 as of December 31, 2018. All of Federal Life’s new business on these plans is reinsured under a life reinsurance agreement with Optimum Re.

Even though we reinsure certain of our liabilities to third party reinsurance carriers, Federal Life remains directly liable to policyholders for the benefit payments associated with these policies. Our reinsurance carriers have a contractual relationship with Federal Life to reimburse us for policy claims but are not under any contractual obligation to our policyholders. Because Federal Life remains directly liable to policyholders for the full amount of the death benefits payable under its policies, Federal Life bears credit risk relating to its reinsurers under its reinsurance contracts. As a result, Federal Life will only enter into a reinsurance agreement with reinsurers that have stable operating performance, including a minimum A.M. Best financial strength rating of “A-” (Excellent). We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

The following table sets forth our reinsurance recoverables as of December 31, 2018, and the A.M. Best ratings of those reinsurers as of that date:

	As of December 31, 2018
	2018 A.M. Best's Rating	Ceded Future Policy Benefits	Claims and Other Amounts Recoverable	Total Reinsurance Recoverables
	(Dollars in thousands)
Reinsurer
Optimum Re Insurance Company	A-	$935,171	$868	$3,063
SCOR Global Life Americas Reins Co	A+	234	—	5
Prudential Insurance Co of America	A+	776	—	3
Swiss Re Life & Health America Inc.	A+	34,926	—	485
		$971,107	$868	$3,556

For more information regarding reinsurance, see Note 8 to our audited consolidated financial statements.

Investments

We had total cash and investment assets of $233.5 million as of December 31, 2018. All invested assets are managed pursuant to an investment plan developed by our executive management team and approved by and reviewed annually with our board of directors. The board of directors approves all changes to the investment plan.

We have contracted with a third-party investment advisory firm to provide portfolio management and consulting services to assist our chief financial officer with the oversight of various portfolios. Our investment advisor meets periodically, but not less frequently than quarterly, with our President and Chief Executive Officer and our Chief Financial Officer to review portfolio results and discuss portfolio strategies.

Our investment strategy is to diversify among asset classes and individual issuers to achieve appropriate matching of assets with insurance liabilities, sufficient liquidity, and predictability of income. The composition of our investment portfolio is primarily investment grade fixed income investments and is managed with primary emphasis on current earnings and safety of principal.

The following table shows the allocation of our invested assets as of December 31, 2018 (dollars in thousands):

Fixed maturities, available for sale, at fair value	$184,475
Equity securities, available for sale, at fair value	6,004
Policy loans	9,581
Derivative instruments	202
Total investments	200,262
Cash and cash equivalents	33,252
Total cash and investments	$233,514

Enterprise Risk Management

The review and assessment of enterprise risks is the responsibility of our executive management team with oversight provided by the board of directors through its audit committee. We have established risk management policies and procedures throughout our organization. To supervise the implementation of these risk management policies and procedures, we have engaged outside consultants on this topic and have established a risk management committee that consists of members of our senior management team.

We have launched a multi-phase risk assessment project focused on formalizing our enterprise risk management process covering our operations and all corporate activities. Project goals include defining key risks and risk events, establishing corporate risk tolerances, and documenting the accountability for the risk management processes. Work is in process to formalize and in some cases develop additional measurements related to enterprise level risks for management and board reporting. The risk assessment project will continue to evolve with the business over the near term and result in the development of more formalized enterprise risk management capabilities.

To limit its exposure in the event of a lawsuit, Federal Life maintains a full line of insurance coverages, including errors and omissions, directors and officers liability, and cyber liability insurance.

Regulation

Our businesses are subject to a number of federal and state laws and regulations. These laws and regulations cover Federal Life’s operations as a life insurance company and FED Mutual Financial Services, Inc.’s operations as a FINRA licensed broker dealer. Our operations are subject to extensive laws and governmental regulations, including administrative determinations, court decisions, and similar constraints. The purpose of the laws and regulations affecting our operations is primarily to protect our policyholders and not our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. State insurance laws regulate most aspects of our insurance business, and we are regulated by the insurance departments of the states in which we sell insurance policies. The National Association of Insurance Commissioners (“NAIC”) assists the various state insurance regulators in the development, review, and implementation of a wide range of financial and other regulations over the insurance industry.

Insurance Regulation

Federal Life is licensed to transact business in all states and jurisdictions in which it conducts an insurance business. Federal Life is an Illinois domiciled life insurance company licensed to transact business in 45 states and the District of Columbia. Federal Life is not licensed to transact business in New York, Maine, Massachusetts, New Hampshire, or Vermont. State insurance laws regulate many aspects of our business. Such regulation is vested primarily in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of our business, which may include, among other things, required reserve liability levels, permitted classes of investments, transactions among affiliates, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other consumers rather than shareholders. We are subject to financial and market conduct examinations by insurance regulators from our domiciliary states and from other states in which we do business.

State laws and regulations governing the financial condition of insurers apply to Federal Life, including standards of solvency, risk-based capital requirements, types, quality and concentration of investments, establishment and maintenance of reserves, required methods of accounting, reinsurance and minimum capital and surplus requirements, and the business conduct of insurers, including sales and marketing practices, claim procedures and practices, and policy form content. In addition, state insurance laws require licensing of insurers and their agents. State insurance regulators have the power to grant, suspend, and revoke licenses to transact business and to impose substantial fines and other penalties.

Agent Licensing

Federal Life sells its insurance products through independent distributors. The states in which insurance agents operate require agents to obtain and maintain licenses to sell insurance products. In order to sell insurance products, the agents must be licensed by their resident state and by any other state in which they do business and must comply with regulations regarding licensing, sales and marketing practices, premium collection and safeguarding, and other market conduct practices. In addition, in most states, Federal Life must appoint the agents and agencies that sell our insurance products, and the agents must be appointed by all carriers for which they sell.

Consistent with various federal and state legal requirements, we monitor our agents that sell for Federal Life, and we monitor the agencies with which the independent distributors and independent agents work in order to understand and evaluate the agencies’ training and general supervision programs relevant to regulatory compliance.

Financial Review

Federal Life is required to file detailed annual and quarterly financial reports with the insurance departments in the states in which we do business, and its business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under NAIC guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business.

Market Conduct Regulation

The laws and regulations governing our insurance businesses include numerous provisions governing the marketplace activities of insurers, such as Federal Life, including regulations governing the form and content of disclosures to consumers, advertising, product replacement, sales and underwriting practices, complaint handling, and claims handling. State insurance regulators enforce compliance, in part, through periodic market conduct examinations.

Insurance Holding Company Regulation

All states in which Federal Life conducts insurance business have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management, or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Statutory surplus is the excess of admitted assets over statutory liabilities. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer’s state of domicile. These laws and regulations also require the holding company system to file an annual report identifying certain risks (“enterprise risks”) that, if not remedied, are likely to have a material adverse effect upon the financial condition of the insurer or its holding company system as a whole.

Dividend Limitations

As a holding company with no significant business operations of its own, Federal Life Group, Inc. will depend on intercompany dividends or other distributions from its subsidiaries as the principal source of cash to meet its obligations. The ability of Federal Life to pay dividends to its corporate parent is limited under Illinois law. Such dividends may only be paid out of earned surplus (excluding unrealized capital gains), and no dividend may be paid that would reduce Federal Life’s statutory surplus to less than the amount required to be maintained by Illinois law for the types of business transacted by Federal Life. All intercompany dividends must be reported to the Illinois Department of Insurance prior to payment. In addition, Federal Life may not pay an “extraordinary” dividend or distribution until 30 days after the Illinois Director of Insurance has received sufficient notice of the intended payment and has not objected or has approved the payment within the 30-day period. An “extraordinary” dividend or distribution is defined under Illinois law as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or
•	the statutory basis net income of the insurer for the prior year.

In 2019, extraordinary dividends would be any dividend over $2.5 million.

Change of Control

Illinois law requires advance approval by the Director of Insurance of any direct or indirect change of control of an Illinois domiciled insurer, such as Federal Life. In considering an application to acquire control of an insurer, the Director generally will consider such factors as experience, competence, and the financial strength of the applicant, the integrity of the applicant’s board of directors and officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive effects that may result from the acquisition. Under Illinois law, there exists a presumption of “control” when an acquiring party acquires 10% or more of the voting securities of an insurance company or of a company which itself controls an insurance company. Therefore, any person acquiring, directly or indirectly, 10% or more of our common stock would need the prior approval of the Illinois Director of Insurance, or a determination from the Director that “control” has not been acquired. Under Section 59.1(6)(i) of the Illinois Insurance Code, no person, together with such purchaser’s associates or a group acting in concert, may acquire, directly or indirectly, more than 5% of the capital stock of Federal Life Group, Inc. for a period of five years from the effective date of the Conversion (December 11, 2018) without the approval of the Illinois Director of Insurance.

In addition, a person seeking to acquire, directly or indirectly, control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. Approval of an acquisition may not be required in these states, but the state insurance departments could take action to impose conditions on an acquisition that could delay or prevent its consummation.

Policy and Contract Reserve Sufficiency

Federal Life is required under Illinois law to conduct annual analyses of the sufficiency of its life insurance and annuity statutory reserves. In addition, other states in which Federal Life is licensed may have certain reserve requirements that differ from those of Illinois. In each case, a qualified actuary must submit an opinion each year that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Federal Life submitted these opinions without qualification as of December 31, 2018 to applicable insurance regulatory authorities.

Risk Based Capital (“RBC”) Requirements

The NAIC has established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s RBC. The RBC model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk, and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium, and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. If an insurer’s Total Adjusted Capital (“TAC”) falls below specified levels in relation to its RBC, the insurer would be subject to different degrees of regulatory action depending upon the relationship of its TAC to its RBC. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. For example, if Federal Life’s TAC is equal to or less than its “company action level RBC,” then Federal Life could be subject to a wide range of regulatory oversight, including a requirement to submit a written plan for capital strengthening to the Illinois Director of Insurance. A company’s “company action level RBC” is equal to two times its “authorized control level RBC,” which is the product of the RBC formula as described above. Federal Life’s “authorized control level RBC” was $2.95 million, which results in a “company action level RBC” of $5.9 million. At December 31, 2018, Federal Life’s TAC of $27.3 million was significantly in excess of its “company action level RBC,” by $21.4 million. Our other operating subsidiaries and Federal Life Holding Company are not subject to RBC requirements.

Following the reduction in the federal corporate income tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratio. These revisions to the NAIC’s Life RBC calculation have resulted in increases in our RBC charges. The NAIC is also studying RBC revisions for bonds, real estate, and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such proposals.

The NAIC is continuing to develop a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC expects to conduct field testing in the first half of 2019. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing RBC concepts. It is not possible to predict what impact any such regulatory tool may have on our risk-based capital ratios.

NAIC Ratios

The NAIC is a voluntary association of state insurance commissioners formed to discuss issues and formulate policy with respect to regulation, reporting, and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states, and to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model insurance laws, regulations, and guidelines have been promulgated by the NAIC as minimum standards by which state regulatory systems and regulations are measured.

The NAIC also has established a set of 13 financial ratios to assess the financial strength of insurance companies. The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies these key financial ratios and specifies a range of “unusual values” for each ratio. The NAIC suggests that insurance companies that fall outside the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range. For the year ended December 31, 2018, some of Federal Life’s ratios were outside the “usual” range, but the Company does not expect this trend to continue.

Statutory Accounting Principles (“SAP”)

SAP is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles differ somewhat from GAAP, which are designed to measure a business on a going concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain insurer expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under GAAP is based in part upon best estimate assumptions made by the insurer. Shareholders’ equity under GAAP represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities, and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.

State insurance laws and regulations require Federal Life to file with state insurance departments publicly available quarterly and annual financial statements, prepared in accordance with statutory guidelines that generally follow NAIC uniform standards. State insurance laws require that the annual statutory financial statements be audited by an independent public accountant and that the audited statements be filed with the insurance departments in states where the insurer transacts business.

State Insurance Guaranty Funds Laws

In most states, there is a requirement that life insurers doing business within the state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent, or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the written premium in the state by member insurers in the lines of business in which the impaired, insolvent, or failed insurer is engaged. Some states permit member insurers to recover such paid assessments through full or partial premium tax offsets.

Life insurance company insolvencies or failures may result in additional guaranty association assessments against Federal Life in the future. At this time, we are not aware of any material liabilities for guaranty fund assessments that apply to Federal Life with respect to impaired or insolvent insurers that are currently subject to insolvency proceedings.

Regulation of Investments

Federal Life is subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, mortgages, other equity investments, foreign investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in most instances, require divestiture.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed for the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our business, financial condition, and results of operations.

Federal Income Tax

The annuity and life insurance products that we market generally provide the policyholder with a federal income tax advantage, as compared to certain other savings investments such as certificates of deposit and taxable bonds, in that federal income taxation on any increases in the contract values (i.e., the “inside build up”) of these products is deferred until it is received by the policyholder. With other savings investments, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits are generally exempt from income tax.

From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantage described above for annuities and life insurance. If legislation were enacted to eliminate the tax deferral for annuities, such a change would have an adverse effect on our ability to sell non-qualified annuities. Non-qualified annuities are annuities that are not sold to an individual retirement account or other qualified retirement plan.

Since 2013, distributions from non-qualified annuity policies are considered “investment income” for purposes of the Medicare tax on investment income contained in the Health Care and Education Reconciliation Act of 2010. As a result, in certain circumstances a 3.8% tax (“Medicare Tax”) may be applied to some or the entire taxable portion of distributions from non-qualified annuities to individuals whose income exceeds certain threshold amounts. This tax may have an adverse effect on our ability to sell non-qualified annuities to individuals whose income exceeds these threshold amounts.

Employees

As of December 31, 2018, Federal Life had 62 employees, 50 of which were full-time. We provide health, dental, disability, vision, and life insurance to our full-time employees who have completed 90 days of full-time employment. Full time employees are also eligible for paid vacation and to participate in the Federal Life 401-(k) plan, which features a 50% company match of each employee’s voluntary contribution to the plan up to 6% of the employee’s compensation. We have the option to make an additional profit-sharing contribution of up to 3% of the employee’s compensation to the plan. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Item 1A. Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 503(c) of Regulation S-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own the 69,000 square foot office building in which our headquarters is located at 3750 West Deerfield Road, Riverwoods, Illinois. We currently lease approximately 6,600 square feet of the building to an outside tenant. The building is located on a 10-acre tract of land in a suburb northwest of Chicago. Approximately 9,600 square feet of office space remains available for lease or to accommodate any increase in our workforce.

Item 3. Legal Proceedings

We are, from time to time, involved in various legal proceedings in the ordinary course of business. While it is not possible to forecast the outcome of such legal proceedings, in light of existing insurance, reinsurance, and established reserves, we believe that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol FLF. The following table sets forth the high and low sales prices of our common stock since our IPO on December 11, 2018 through December 31, 2018, as quoted on the NASDAQ Capital Market.

	High	Low
2018
Fourth quarter	$14.98	$10.00

As of March 28, 2019, there were approximately 303 holders of our common stock. We did not pay a dividend on our common stock in 2018 and do not intend to pay a dividend in 2019. Any further determination as to our dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Illinois insurance laws restrict the amount of distributions Federal Life can pay to us without the approval of the Illinois Insurance Commissioner. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to our audited consolidated financial statements, which are incorporated by reference in this Item 5.

On December 11, 2018, FLG granted restricted stock awards and nonqualified stock options to the Company’s executive officers and board members at the closing of the Company’s IPO, under the 2018 Equity Incentive Plan (the “Plan”). The Plan, which was effective October 23, 2018, authorized the issuance of up to 480,000 shares of our common stock in the form of incentive stock options, nonqualified stock options, or restricted stock. Of this, 140,000 shares were granted as restricted stock awards and 215,000 shares were used to award stock options. At December 31, 2018, we had 125,000 shares of common stock available for future grant under the Plan.

All restricted stock awards and options granted under the Plan have a service vesting period of 4 years, vesting 25% on December 10, 2019, and the subsequent three anniversaries of such date. The options have ten year contractual terms. Vesting for the restricted stock awards and options is based solely on the recipient’s service during the vesting period. The restricted stock awards and options are subject to accelerated vesting in certain limited circumstances, such as: termination by the Company other than for cause, termination as a result of death or disability, and in connection with a change of control. The per share exercise price of these options at the grant date was $10.00.

Changes in the number of restricted stock awards outstanding during the years ended December 31, 2018 and 2017 are as follows:

	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value per Share
(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	—	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Outstanding at December 31, 2017	—	—
Granted	140,000	10.00
Canceled	—	—
Exercised	—	—
Outstanding at December 31, 2018	140,000

Changes in the number of stock options outstanding during the years ended December 31, 2018 and 2017 are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	—	$—	$—
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2017	—	—	—
Granted	215,000	10.00	2,150
Canceled	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2018	215,000		$2,150

The estimated grant date fair value of the options was approximately $0.9 million. The fair market value of the restricted stock awards on the grant date was $1.4 million.

Compensation costs are recognized on a straight-line basis over the service vesting period. The Company has elected to account for forfeitures when they occur. The following table summarizes compensation expense, which is all non-cash expense, recognized as a result of share-based compensation:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Restricted stock awards	$20	$—
Stock options	14	—
	$34	$—

Use of IPO Proceeds

The Company completed its IPO on December 11, 2018, pursuant to a Form S-1 declared effective by the SEC on November 6, 2018 (Commission file number 333-227790). Below are details of the Company’s use of the IPO proceeds through the end of the reporting period, as required by Item 701(f) of Regulation S-K:

•	Griffin Financial Group served as the managing underwriter in the offering, which concluded on December 11, 2018.
•	The title of the class of securities registered was common stock.
•	3,530,150 shares of common stock were issued at a price of $10.00 per share for a total of $35,301,500 in gross proceeds.

•

There are no classes of securities that can be converted, other than the disclosed 215,000 restricted option awards granted to the Company’s executive officers and board members at the IPO closing date.

•

Total fees paid to underwriters in connection with the offering were $1,953,652. Other fees incurred in connection with the issuance and distribution of the securities between the effective date and the ending date of the reporting period include $258,000 in printing and mailing fees for distribution of offering documents. These accrued expenses were deducted directly from paid-in capital. Net proceeds from the IPO after investment banking fees were $33.3 million and $33.0 million net of offering document expenses.

•	Upon completion of the IPO, a $1.05 million promissory note that had previously been issued to Insurance Capital Group converted into 105,000 shares of newly issued common stock of the Company.
•

Other large expenses incurred between the effective date and the ending date of the reporting period include $113,000 in legal fees related to the IPO. $12.5 million of the IPO proceeds were contributed to the Company’s subsidiary, Federal Life Insurance Company, as additional paid-in surplus. The remaining proceeds were invested in cash and cash equivalents as of the end of the reporting period.

•

In connection with the IPO, there were no direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning 10 percent or more of any class of equity, other than the exchange of the $1.05 million exchangeable promissory note described above.

Issuer Purchases of Equity Securities

The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share
December 11, 2018 - December 31, 2018	—	$—
Total	—

Stock Performance Graph

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 201(e) of Regulation S-K.

Item 6. Selected Consolidated Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains “forward-looking” statements that are intended to enhance the reader’s ability to assess our future financial and business performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “should,” “believes,” “anticipates,” “estimates,” “intends” or similar expressions. In addition, statements that refer to our future financial performance, anticipated growth, trends in our business and in our industry, and other characterizations of future events or circumstances are forward-looking statements. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

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

Please note this Form 10-K contains other information on factors that may affect financial results or cause actual results to differ materially from those contained in forward-looking statements.

Overview

We provide life insurance protection targeted to middle class America. Industry data indicates there is a substantial unmet need for life insurance, particularly among domestic households with annual incomes of between $40,000 and $125,000, a market we refer to as the Middle Market. We also offer fixed interest and fixed index annuities, and we intend to introduce variable rate annuity products in 2019.

We conduct our business primarily through our insurance company subsidiary, Federal Life. Federal Life sells its life insurance and annuity products through independent agents.

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

Factors Affecting Our Results

Accuracy of Our Pricing Assumptions

In order for our life insurance operations to be profitable, we must achieve product experience consistent with our pricing assumptions. We price our products using a number of assumptions that are designed to support the desired level of profitability. The key assumptions made are investment return (the investment income that we will earn on the funds held to support reserves and capital requirements), persistency (the number of lapsed policies that we expect by each policy year), mortality (our future claims experience), and operating expenses, which includes the commission rate that we pay to the agents that market our insurance products. Additionally, we make assumptions about the characteristics of our insureds including age, sex, underwriting class, and coverage amounts purchased. Our operating results will be affected by variances between our pricing assumptions and our actual experience.

Investment Returns

We invest our free cash flow and funds that support our regulatory capital, surplus requirements, and policy reserves in investment securities that are included in our insurance and corporate segments. We earn income on these investments in the form of interest on fixed maturity securities (bonds and mortgage-backed securities) and dividends (equity holdings). Investment income is recorded net of investment related expenses as revenue. The amount of net investment income that we recognize will vary depending on the amount of invested assets that we own, the types of investments we own, the interest rates earned, and the amount of dividends received on our investments.

Gains and losses on sales of investments and fair value changes in investments accounted for by the equity method are classified as “realized investment gains (losses)” and recorded as revenue. Capital appreciation and depreciation caused by changes in the market value of investments classified as “available for sale” is recorded in accumulated other comprehensive income. The amount of investment gains and losses that we recognize depends on the amount of and the types of invested assets we own and the market conditions related to those investments. Our cash needs can vary from time to time and could require that we sell invested assets to fund cash needs.

The low interest rate environment has resulted in our current reinvestment yields being lower than the overall portfolio yield, primarily for our investments in fixed maturity securities. Although the Federal Reserve has raised key short-term interest rates multiple times since the end of 2015, medium and long-term interest rates remain at low levels. If medium and long-term interest rates remain at their current level, our portfolio yields can be expected to continue to decline in future periods. With the additional capital provided by the IPO, we may rebalance our investment portfolio to seek higher yields on our securities investments. Higher yielding investments usually are associated with higher investment risks, which may result in us recognizing higher other than temporary impairments (“OTTIs”).

For our fixed maturity securities available for sale as of December 31, 2018, the annual scheduled maturity payments through 2021, along with the average interest rate, are shown in the following schedule:

	Expected Cash Flows
Year	From Maturities	Average Interest Rate
2019	$6,000	5.23%
2020	$8,182	4.74%
2021	$9,204	4.74%

As these assets mature, or are pre-paid, the current average book yield on fixed maturity securities available for sale of 3.90% at December 31, 2018 is expected to decline due to reinvesting in a lower interest rate environment than the book yield of the maturing securities. The average book yield that we would expect to receive on reinvesting in similar types and similarly rated securities was 3.95% as of December 31, 2018, which is equivalent to the market yield on our investment portfolio as of December 31, 2018.

As of December 31, 2018, we had $221.4 million of insurance liabilities and policyholder and annuity account balances. Of this amount, $80.7 million represents contracts with guaranteed minimum crediting rates that are at the guaranteed minimum rate, as shown in the following schedule:

Guaranteed Minimum Crediting Rates December 31, 2018	Account Value at Minimum
(Dollars in thousands)
Policy holder account balances:
Greater than 0% to 1%	$—
Greater than 1% to 3%	17,694
Greater than 3% to 4%	42,149
Greater than 4%	20,842
$80,685

The reinvestment of scheduled payments and pre-payments at rates below the current average book yield will impact future operating results to the extent we are unable to reinvest at a rate at least equal to the crediting rate. For the year ended December 31, 2018, we also had $99.1 million of insurance liabilities representing participating contracts. The policyholder dividends for these contracts are determined annually, based on, among other factors, the experience, including investment experience, of the policies.

Assuming the investment rate is our average rate of 3.95%, as of December 31, 2018, for the period from January 1, 2019 through December 31, 2019, and credit spreads remain unchanged from levels as of December 31, 2018, we estimate that the unfavorable impact to net interest margins compared to the average interest rate of securities maturing and prepaying would be approximately $77,000 in 2019.

Persistency Experience

We use our historical experience to develop our assumptions as to the amount and timing of future policy lapses. If actual policy lapse rates exceed the lapse rates assumed in pricing our products, we will experience a faster write-off of our deferred acquisition costs and lower premium revenues. If a policy lapses within a few years after issuance, we may not receive enough premium to cover all of our acquisition costs for the policy.

Mortality Experience

We use our historical experience combined with industry experience to develop our assumptions for the level, frequency, and pattern of future claims experience. If our actual experience differs from historical industry experience, we may incur claims in excess of the reserves that we have established.

Operating Expenses

Our level of operating expenses affects our reported net income (loss). Our general operating expenses include expenses that vary based on the growth in our revenues. Policy acquisition costs vary with the amount of first year premium each period, and variable policy administration costs increase as our number of insurance policies in force increase. We also incur other expenses for projects and initiatives designed to increase growth or improve operational efficiency. Our expenses also include amounts spent on general and administrative expenses required to support our business operations, such as financial reporting, administration, information technology, and other costs. These expenses are fixed costs that do not vary directly with business growth.

Critical Accounting Policies

Our critical accounting policies are described in Note 2 — Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Form 10-K. The preparation of our audited consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators, and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations.

Results of Operations for the Two Years Ended December 31, 2018 and 2017

The major components of operating revenues, benefits and expenses, and net (loss) income are as follows:

	Years Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenues
Insurance revenues	$11,301	$12,058	$(757)	-6.3%
Net investment income	8,428	8,523	(95)	-1.1%
Net realized investment gains	878	2,228	(1,350)	-60.6%
Other revenues	211	194	17	8.8%
Total revenues	20,818	23,003	(2,185)	-9.5%
Benefits and expenses
Policyholder benefits	13,865	13,712	153	1.1%
Interest credit to policyholders	304	386	(82)	-21.2%
Operating costs and expenses	9,008	7,889	1,119	14.2%
Amortization of deferred acquisition and sales inducement costs	1,645	2,108	(463)	-22.0%
Taxes, licenses and fees	736	716	20	2.8%
Dividends to policyholders	66	66	—	0.0%
Total benefits and expenses	25,624	24,877	747	3.0%
Net loss before taxes	(4,806)	(1,874)	(2,932)	156.5%
Tax expense	20	34	(14)	-41.2%
Net loss	$(4,826)	$(1,908)	$(2,918)	152.9%

Revenues

For the year ended December 31, 2018, revenues were $20.8 million compared to $23.0 million for the year ended December 31, 2017. This decrease of $2.2 million (9.5%) resulted from lower net insurance premiums and lower realized gains on investments. Net insurance revenues decreased by $0.8 million (6.3%) primarily due to lower direct and assumed premiums combined with increased ceded premiums in the Company’s life insurance products. Net investment income decreased by $95,000 (1.1%) as a result of lower income from Americana and lower yields on invested assets. Net realized investment gains decreased by $1.4 million (60.6%) due to fewer sales of mineral rights in Americana and lower gains on equities, partially offset by higher gains on bonds and derivatives.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2018 were $25.6 million compared to $24.9 million for the year ended December 31, 2017, an increase of $0.7 million (3.0%). Policyholder benefits increased by $0.2 million (1.1%) and operating expenses increased by $1.1 million (14.2%) due to reorganization costs offset by a decrease in interest credited to policyholders of $82,000 (21.2%) and a decrease in amortization of DAC and deferred sales inducement costs of $0.5 million (22.0%).

Loss Before Income Taxes

For the year ended December 31, 2018, we had a loss before taxes of $4.8 million compared to a loss before taxes of $1.9 million for the year ended December 31, 2017. This increase of $2.9 million in loss before taxes was primarily due to lower insurance revenues and reduced realized investment gains, and the increase in operating costs and expenses due to higher reorganization expenses.

Tax Expense

For the year ended December 31, 2018, income tax expense was $20,000 compared to an income tax expense of $34,000 for the year ended December 31, 2017. The decrease in income tax expense was due to changes in taxable investment income within Americana and FED Mutual Financial Services, Inc.

Insurance Revenues

For the year ended December 31, 2018, insurance revenues were $11.3 million compared to $12.1 million for the year ended December 31, 2017. This decrease of $0.8 million (6.3%) was due to lower direct and assumed premiums, as a result of the Company’s decision to terminate the FEGLI reinsurance program, effective September 30, 2018, combined with higher ceded premiums as a result of a new reinsurance treaty that became effective in October 2017.

Net Investment Income

For the year ended December 31, 2018, net investment income was $8.4 million compared to $8.5 million for the year ended December 31, 2017. This decrease of $0.1 million (1.1%) is mainly due to lower income from Americana and from real estate, and lower yields on invested assets due to lower interest rates, partially offset by lower investment expenses and higher income from cash and cash equivalents. The following table provides detail of the components of net investment income by asset type:

	December 31,
	2018	2017
	(Dollars in thousands)
Fixed maturity securities	$7,301	$7,350
Equity securities	176	181
Real estate	123	149
Cash equivalents	76	32
Policy loans	711	723
Other	630	685
Subtotal	9,017	9,120
Investment expense	589	597
Net investment income	$8,428	$8,523

One key measure of our investment income is the book yield on our holdings of fixed maturity securities. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. The following table provides our book yield for the years ended December 31, 2018 and 2017:

	2018	2017
Book yield on fixed maturity securities available for sale (1)	4.0%	4.2%

(1) Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying fixed income investments for the period.

Net Realized Investment Gains

For the year ended December 31, 2018, net realized investment gains were $0.9 million compared with net realized investment gains of $2.2 million for the year ended December 31, 2017. This decrease of $1.3 million (60.6%) was due mainly to fewer sales of mineral rights in Americana and lower realized gains on equity securities, partially offset by higher realized gains on bonds and derivatives.

Other Revenues

For the year ended December 31, 2018, other revenues were $211,000 compared with $194,000 for the year ended December 31, 2017. This increase of $17,000 (8.8%) was due to higher fee income from our separate account business in 2018 due to higher average underlying asset values.

Policyholder Benefits

For the year ended December 31, 2018, policyholder benefits were $13.9 million compared with $13.7 million for the year ended December 31, 2017. This increase of $0.2 million (1.1%) resulted primarily from less deferred sales inducement capitalization.

Interest Credit to Policyholders

For the year ended December 31, 2018, interest credited was $0.3 million compared to $0.4 million for the year ended December 31, 2017. This decrease of $82,000 (21.2%) is mainly due to a larger reduction in reserves primarily as a result of fewer contracts in these product lines compared to the previous year.

The following table provides our average credited rate by product for the years ended December 31, 2018 and December 31, 2017:

	Average Credited Rate (1)
	2018	2017
Annuity contract holder deposits	3.40%	3.47%
Dividends left on deposit	2.48%	2.40%
Other	3.54%	3.50%

(1) Average credited rate is calculated as the percent of interest credited to average reserves for the period.

Operating Costs and Expenses

For the year ended December 31, 2018, operating costs and expenses were $9.0 million compared to $7.9 million for the year ended December 31, 2017. This increase of $1.1 million (14.2%) was mainly a result of higher reorganizational costs, partially offset by lower general insurance expenses.

Amortization of Deferred Acquisition and Sales Inducement Costs

For the year ended December 31, 2018, amortization of deferred acquisition costs was $1.6 million compared to $2.1 million for the year ended December 31, 2017. This decrease of $0.5 million (22.0%) resulted primarily from slower amortization as a result of better lapse and mortality experience in certain life policy plans.

Taxes, Licenses and Fees

For the years ended December 31, 2018 and December 31, 2017, taxes licenses and fees remained flat at $0.7 million.

Dividends to Policyholders

Dividends to policyholders remained flat at $66,000 for the years ended December 31, 2018 and 2017.

Financial Condition

Investments

Our investment strategy and guidelines are developed by management and approved by our board of directors. Our investment strategy is designed to maintain a well-diversified, high quality fixed income portfolio that will provide adequate levels of net investment income and liquidity to meet our policyholder obligations under our life insurance policies and our annuity deposits. To help maintain liquidity we establish the duration of invested assets within a tolerance to the policy liability duration. The investments are managed with an emphasis on current income within quality and diversification constraints. The focus is on book yield of the fixed income portfolio as the anticipated portfolio yield is a key element used in pricing our insurance products and establishing policyholder crediting rates on our annuity contracts. We also maintain a small equity portfolio consisting of investments in exchange-traded funds and an investment in a commercial real estate fund. With the additional capital provided by the IPO, we may rebalance our investment portfolio to seek higher yields on our securities investments. Higher yielding investments usually are associated with higher investment risks, which may result in us recognizing higher other than temporary impairment charges.

We apply our investment strategy and guidelines for purposes of monitoring compliance with our overall guidelines. Our investments are primarily owned by Federal Life and are maintained in compliance with insurance regulations. Critical guidelines of our investment plan include:

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

Our internal investment staff manages our investment portfolios. We contract with investment management firms to provide overall assistance with certain types of investment products. This investment management firm reports to our Chief Executive Officer and to our Chief Financial Officer. On a quarterly basis, or more frequently if circumstances require, we review the performance of all portfolios with the Federal Life Board of Directors.

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

	Estimated Fair Value
S&P Rating	December 31, 2018		December 31, 2017
	(Dollars in thousands)
AAA	$11,276	6.1%	$7,176	3.8%
AA	70,462	38.2%	77,195	41.0%
A	35,494	19.2%	35,668	18.9%
BBB	58,595	31.8%	58,921	31.3%
Total investment grade	$175,827	95.3%	$178,960	95.0%
BB	6,387	3.5%	6,575	3.5%
B	1,878	1.0%	2,381	1.3%
CCC	275	0.1%	459	0.2%
CC	—	0.0%	—	0.0%
C	108	0.1%	77	0.0%
D	—	0.0%	—	0.0%
Total below investment grade	$8,648	4.7%	$9,492	5.0%
Not rated	—	—	—	—
Total	$184,475	100.0%	$188,452	100.0%

The following table sets forth the maturity profile of our debt securities at December 31, 2018 and 2017. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	December 31, 2018				December 31, 2017
	Amortized Cost	%	Fair Value	%	Amortized Cost	%	Fair Value	%
	(Dollars in thousands)
Due in one year or less	$5,998	3.2%	$6,041	3.3%	$2,247	1.2%	$2,288	1.2%
Due after one year through five years	37,917	20.3%	38,032	20.6%	40,926	22.3%	42,809	22.7%
Due after five years through ten years	74,274	39.7%	72,209	39.1%	66,739	36.4%	68,151	36.2%
Due after ten years	25,419	13.6%	25,050	13.6%	27,492	15.0%	27,923	14.8%
Mortgage-backed securities	43,427	23.2%	43,143	23.4%	46,028	25.1%	47,281	25.1%
Total debt securities	$187,035	100.0%	$184,475	100.0%	$183,432	100.0%	$188,452	100.0%

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

Accumulated Other Comprehensive Income	2018	2017
	(Dollars in thousands)
Unrealized holding gains (losses) from changes in the market value of securities, including the related impact to future policy benefit liabilities, the policy holder dividend obligation, and deferred policy acquisition cost balances	$(6,756)	$611
Income tax effect	34	(208)
Net increase (decrease) in accumulated other comprehensive income	$(6,722)	$403

Financial Position

December 31, 2018

At December 31, 2018, we had total assets of $279.7 million compared to total assets of $257.1 million at December 31, 2017. The increase in total assets primarily results from the net proceeds from the issuance of common stock of $33.1 million. The increase in assets as a result of stock issuance is offset by lower fair values on fixed maturity securities of $4.0 million due to higher interest rates, and a decrease in separate account asset of $4.0 million due to benefit payments and lower underlying asset values caused by market declines.

At December 31, 2018, we had total liabilities of $226.8 million compared to $225.8 million at December 31, 2017. This increase of $1.0 million was primarily due to an increase of $6.5 million in policyholder account balances as a result of index annuity sales, offset by a decrease in separate account liabilities of $4.0 million.

Total equity increased from $31.4 million at December 31, 2017 to $52.9 million as of December 31, 2018. This increase in equity of $21.6 million (68.8%) was due to the issuance of common stock resulting in additional paid in capital of $33.1 million offset by a total comprehensive loss of $11.5 million comprised of a net loss of $4.8 million and other comprehensive loss of $6.7 million. The other comprehensive loss for the period was mostly due to the reversal of unrealized gains on our fixed maturity securities available for sale, caused by rising interest rates.

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

Federal Life is a party to service and cost sharing agreements with Americana and FED Mutual Financial Services, Inc. pursuant to which certain costs and expenses incurred by Federal Life on behalf of Americana and FED Mutual Financial Services, Inc. are allocated to such entities and paid to Federal Life. During the year ended December 31, 2018, Americana paid $50,000 and FED Mutual Financial Services, Inc. paid $6,000 to Federal Life for such services. During the year ended December 31, 2017, Americana paid $50,000 and FED Mutual Financial Services, Inc. paid $6,000 to Federal Life for such services. All related party transactions eliminate in consolidation.

Federal Life is also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus required by the Compiled Statutes of Illinois was $1.5 million at December 31, 2018. Federal Life’s statutory capital and surplus at December 31, 2018 was $24.9 million. Federal Life received $12.5 million in paid in surplus from its parent company after the Conversion and IPO were completed on December 11, 2018.

In addition to the minimum statutory requirement, Federal Life is subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is a measure of the amount of capital appropriate for an insurance company to support its overall business operations in light of its size, growth, and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions for insurers that show signs of weak or deteriorating conditions. Companies that do not maintain total adjusted capital (“TAC”) in excess of the company’s “company action level RBC,” which is two times its “authorized control level RBC,” may be required to take specific actions at the direction of state insurance regulators. Federal Life’s TAC at December 31, 2018 of $27.3 million significantly exceeded its “company action level RBC,” which was $5.9 million at December 31, 2018.

For the year ended December 31, 2018, we had a net increase in cash and cash equivalents of  $29.2 million compared with a net decrease of $4.3 million for the year ended December 31, 2017. The increase in cash was mainly due to higher cash provided from financing activities of $39.6 million compared with $10.7 million in 2017. Net cash proceeds received from issuance of common stock amounted to $32.3 million. Cash used in operating activities increased to $7.5 million from $6.0 million due to a larger net loss. Cash used in investing activities decreased to $2.9 million from $9.0 million mainly due to fewer purchases of fixed maturity securities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures.

Tabular Disclosure of Contractual Obligation

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 303(a)(5) of Regulation S-K.

New Accounting Pronouncements

See Note 2 to our audited consolidated financial statements in this Form 10-K beginning on page 33, which is incorporated by reference in this Item 7, for new accounting pronouncement disclosures.

Item 7A. Quantitative and Qualitative Information about Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 305 of Regulation S-K.

Item 8. Consolidated Financial Statements

The audited consolidated financial statements are included as part of this report on Form 10-K on pages 33 through 65.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Control and Procedures.

In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2018 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)	Management’s Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2018.

(c)	Changes in Internal Control over Financial Reporting.

In our Form 10-Q for the quarterly period ended September 30, 2018, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018, due to failure to timely present a draft of its Form 10-Q to outside auditors and certain material errors in financial reporting. During the fourth quarter of 2018, the Company began following the framework of its disclosure controls and procedures policy which included utilizing detailed timetables for the preparation and presentation of financial disclosures to outside advisors, including its outside auditors. The Company now believes that its process is more efficient, effective and communicative with regard to accounting and financial matters and believes that it had remediated its material weakness in internal controls over financial reporting by the end of the fourth quarter. Therefore, as noted above, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Item 9B. Other Information

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2018 which has not been previously reported.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from a Form 10-K/A to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from a Form 10-K/A to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from a Form 10-K/A to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from a Form 10-K/A to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from a Form 10-K/A to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Part IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as a part of the report:
1)	Financial Statements:

See Item 8, Index to Financial Statements

2)	Financial Statement Schedules

NOTE:  The financial statement schedules have been omitted as they are deemed inapplicable or not required by Regulation S-X.

b)	Exhibits: The following are exhibits to this report, and if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Federal Life Mutual Holding Company Plan of Conversion from Mutual Holding Company to Stock Form adopted March 8, 2018, as amended**

3.1	Amended and Restated Articles of Incorporation of Federal Life Group, Inc.**

3.2	Bylaws of Federal Life Group, Inc.**

4.1	Form of Stock Certificate of Federal Life Group, Inc.**

4.2	Exchangeable Promissory Note issued by Federal Life Mutual Holding Company to Insurance Capital Group, LLC**

10.1	Federal Life Group, Inc. 2018 Equity Incentive Plan**

10.2	Form of Non-Qualified Stock Option Award Agreement under the Federal Life Group, Inc. 2018 Equity Incentive Plan**

10.3	Form of Restricted Stock Award Agreement under the Federal Life Group, Inc. 2018 Equity Incentive Plan**

10.4	Reinsurance Agreement dated August 26, 2016 between Federal Life Insurance Company and Optimum Re Insurance Company, as amended.**

10.5

Standby Stock Purchase Agreement dated as of March 9, 2018, by and among Federal Life Insurance Company, Federal Life Mutual Holding Company, Federal Life Group, Inc., and Insurance Capital Group, LLC, as amended**

10.5(a)

Second Amendment to Standby Stock Purchase Agreement dated as of October 29, 2018, by and among Federal Life Insurance Company, Federal Life Mutual Holding Company, Federal Life Group, Inc., and Insurance Capital Group, LLC**

10.6	Executive Agreement dated November 15, 2018 between Joseph D. Austin and Federal Life Group, Inc.***

10.7	Executive Agreement dated November 15, 2018 between William S. Austin and Federal Life Group, Inc.***

10.8	Executive Agreement dated November 15, 2018 between Michael Austin and Federal Life Group, Inc.***

10.9	Escrow Agreement dated September 12, 2018, among Griffin Financial Group, LLC, Federal Life Insurance Company, Federal Life Group, Inc., and Computershare Trust Company, N.A.**

21.1	Subsidiaries of Federal Life Group, Inc.**

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**Incorporated by reference from Form S-1 filed October 11, 2018

***Incorporated by reference from Form 8-K filed December 17, 2018

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of April 2019.

FEDERAL LIFE GROUP, INC.

By:	/s/ William S. Austin
William S. Austin
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. Austin and Anders Raaum, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ William S. Austin	President and Chief Executive Officer,	April 1, 2019
William S. Austin	(Principal Executive Officer), Director

/s/ Joseph D. Austin	Executive Chairman	April 1, 2019
Joseph D. Austin

/s/ Anders Raaum	Chief Financial Officer	April 1, 2019
Anders Raaum	(Principal Financial Officer)

/s/ Michael Austin	Director	April 1, 2019
Michael Austin

/s/ Wayne R. Ebersberger	Director	April 1, 2019
Wayne R. Ebersberger

/s/ William H. Springer	Director	April 1, 2019
William H. Springer

/s/ James H. Stacke	Director	April 1, 2019
James H. Stacke

/s/ Matthew T. Popoli	Director	April 1, 2019
Matthew T. Popoli

/s/ Craig A. Huff	Director	April 1, 2019
Craig A. Huff

FEDERAL LIFE GROUP, INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

YEARS ENDED DECEMBER 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

Shareholders’, Audit Committee, Board of Directors and Policyholders

Federal Life Group, Inc.

Riverwoods, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Federal Life Group, Inc. (the “Company”) and Subsidiaries, as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company‘s auditor since 2014.

Kansas City, Missouri

April 1, 2019

FEDERAL LIFE GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Investments
Securities available for sale, at fair value:
Fixed maturities (amortized cost; 2018, $187,035; 2017, $183,432)	$184,475	$188,452
Equity securities	6,004	6,209
Policy loans	9,581	9,852
Derivative instruments, at fair value	202	395
Total investments	200,262	204,908
Cash and cash equivalents	33,252	4,085
Real estate, property and equipment, net	2,130	2,151
Accrued investment income	1,908	1,886
Accounts receivable	498	538
Reinsurance recoverables	3,556	3,727
Prepaid reinsurance premiums	1,418	1,358
Deferred policy acquisition costs, net	13,533	12,179
Deferred sales inducement costs, net	1,348	867
Deferred tax asset, net	492	458
Other assets	511	202
Separate account asset	20,819	24,779
Total assets	$279,727	$257,138
Liabilities
Policy liabilities and accruals
Policyholder account balance	$116,298	$109,823
Future life policy benefits	71,992	71,927
Future accident and health policy benefits	345	386
Reserve for deposit type contracts	10,587	10,850
Other policyholder funds	1,398	1,970
Unearned revenue	1,367	1,387
Deferred reinsurance settlements	2,641	2,949
Taxes payable	—	7
Other liabilities	1,360	1,703
Separate account liability	20,819	24,779
Total liabilities	226,807	225,781
Stockholders' Equity
Common stock, par value $.01 per share, 4,010,150 shares authorized; issued and outstanding:
2018 - 3,530,150 shares
2017 - 0 shares	35	—
Additional paid-in capital	33,076	—
Accumulated other comprehensive income (loss)	(1,965)	4,757
Retained earnings	21,774	26,600
Total equity	52,920	31,357
Total Liabilities and Equity	$279,727	$257,138

See accompanying notes to audited consolidated financial statements

FEDERAL LIFE GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2018	2017
Revenues
Insurance revenues	$11,301	$12,058
Net investment income	8,428	8,523
Net realized investment gains	878	2,228
Other revenues	211	194
Total revenues	20,818	23,003
Benefits and expenses
Policyholder benefits	13,865	13,712
Interest credit to policyholders	304	386
Operating costs and expenses	9,008	7,889
Amortization of deferred acquisition and sales inducement costs	1,645	2,108
Taxes, licenses and fees	736	716
Dividends to policyholders	66	66
Total benefits and expenses	25,624	24,877
Net loss before taxes	(4,806)	(1,874)
Tax expense	20	34
Net loss	(4,826)	(1,908)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the year (net of tax)	(7,607)	458
Adjustment to deferred acquisition costs (net of tax)	885	(55)
Other comprehensive income (loss)	(6,722)	403
Comprehensive loss	$(11,548)	$(1,505)

Earnings per common share for the periods (Note 20):	Pro Forma for the years ended December 31,
	2018	2017
Basis loss per common share	$(1.37)	$(0.54)
Diluted loss per common share	$(1.37)	$(0.54)

See accompanying notes to audited consolidated financial statements

FEDERAL LIFE GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(Dollars in thousands)
Balance, January 1, 2017	—	$—	$—	$3,549	$29,313	$32,862
Net loss	—	—	—	—	(1,908)	(1,908)
Cumulative effect of adoption of new accounting principle	—	—	—	805	(805)	—
Other comprehensive income	—	—	—	403	—	403
Balance, December 31, 2017	—	—	—	4,757	26,600	31,357
Initial public offering/conversion (see Note 1)	3,530,150	35	33,042	—	—	33,077
Stock-based compensation	—	—	34	—	—	34
Net loss	—	—	—	—	(4,826)	(4,826)
Other comprehensive loss	—	—	—	(6,722)	—	(6,722)
Balance, December 31, 2018	3,530,150	$35	$33,076	$(1,965)	$21,774	$52,920

See accompanying notes to audited consolidated financial statements

FEDERAL LIFE GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,826)	$(1,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized investment gains, net	(878)	(2,228)
Amortization on investments	(54)	(42)
Depreciation	228	271
Stock-based compensation	34	—
Deferred insurance acquisition costs	(1,979)	(2,437)
Deferred sales inducement costs	(381)	(545)
Interest and amortization of deferred acquisition and sales inducement costs	1,645	2,108
Change in value of derivatives and other	368	(155)
Change in accrued investment income	(21)	(54)
Change in receivables	39	37
Change in reinsurance recoverable	171	(1,620)
Change in prepaid reinsurance premiums	(60)	(434)
Change in policy benefits	(549)	(1,053)
Change in unearned revenue	(20)	(8)
Change in deferred reinsurance settlements	(308)	1,437
Change in other	(929)	614
Net cash used in operating activities	(7,520)	(6,017)
Cash flows from investing activities:
Proceeds from investments sold or matured:
Fixed maturity securities	26,633	23,130
Equity securities	261	4,043
Derivatives	443	154
Policy loans	271	206
Costs of investments purchased:
Fixed maturity securities	(29,753)	(35,816)
Equity securities	(71)	(327)
Derivatives	(451)	(255)
Real estate additions	(107)	(84)
Purchase of property and equipment	(99)	(41)
Net cash used in investing activities	(2,873)	(8,990)

See accompanying notes to audited consolidated financial statements

FEDERAL LIFE GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2018	2017
Cash flows from financing activities:
Policyholder account balances:
Deposits	$15,195	$19,300
Withdrawals	(9,019)	(8,482)
Net transfers from separate accounts	36	(115)
Receipts from promissory note	1,050	—
Net proceeds received from issuance of shares of common stock	32,298	—
Net cash provided by financing activities	39,560	10,703
Net increase (decrease) in cash	29,167	(4,304)
Cash, beginning of period	4,085	8,389
Cash, end of period	$33,252	$4,085
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$13	$—
Income taxes	20	34
Supplemental non-cash activity:
Deferral of sales inducements	381	545
IPO expenses accrued not paid	270	—
Conversion of promissory note to common stock	1,050	—

See accompanying notes to audited consolidated financial statements

FEDERAL LIFE GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Basis of Presentation

FLG is a Pennsylvania corporation organized to be the stock holding company for Federal Life Mutual Holding Company and its subsidiaries (the “Predecessor”) following the conversion of Federal Life Mutual Holding Company from mutual to stock form (the “Conversion”). Federal Life Mutual Holding Company was subsequently renamed Federal Life Holding Company after the Conversion. Prior to the Conversion, FLG was not engaged in any significant operations and did not have any assets or liabilities. After the Conversion, which was completed on December 11, 2018, when FLG issued 3,530,150 shares at $10.00 per share for gross proceeds of $35.3 million, FLG’s primary assets are the outstanding capital stock of the Predecessor and a portion of the net proceeds of the Company’s IPO, which was completed on December 11, 2018. Prior to the Conversion, FLG was a direct, wholly-owned subsidiary of the Predecessor. Following the Conversion, the Company reorganized its corporate structure so that the Predecessor is a direct, wholly owned subsidiary of FLG. FLG now contains the accounts of its predecessor Federal Life Mutual Holding Company and subsidiaries and those accounts are now consolidated with those of FLG within the accompanying financial statements. The reorganization is considered a transaction between entities that are under common control. As a result, the consolidated financial statements prior to the IPO and the reorganization have been presented at their historical amounts.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of FLG and its subsidiaries, Federal Life Holding Company; FEDHO Holding Company (“FEDHO”); Federal Life Insurance Company (“Federal Life”), FED Mutual Financial Services, Inc.; and Americana Realty Company (“Americana”). Additionally, the IPO described above resulted in a change in control according to Business Combinations (Topic 805), however, the Company has elected not to apply push down accounting. Accordingly, the consolidated financial statements are presented at the Company’s historical carrying amounts. All intercompany transactions and balances have been eliminated in consolidation.

Federal Life, a subsidiary of Federal Life Holding Company, completed a reorganization in 2016 in which it converted from a mutual to a stock insurance company within a newly created mutual holding company structure. As part of this reorganization, Federal Life Mutual Holding Company was formed as an Illinois mutual insurance holding company and Federal Life continued its existence as an Illinois stock life insurance company. All of the shares of Federal Life were issued to FEDHO, an intermediate holding company that, in turn, is a wholly-owned subsidiary of the Federal Life Holding Company. Federal Life has two wholly-owned non-insurance subsidiaries, Americana and FED Mutual Financial Services, Inc., discussed further below.

Federal Life’s in force business is primarily comprised of traditional life policies (term insurance, whole life insurance, non-medical health insurance, and group life insurance), interest sensitive contracts, and fixed deferred annuity contracts. Federal Life primarily sells its interest sensitive life, whole life, term life, fixed and indexed annuities through a network of independent agents. Federal Life is licensed to sell new business in the District of Columbia and all states except Maine, Massachusetts, New Hampshire, New York and Vermont. Although Federal Life is licensed to sell products in 45 states, its primary markets are Illinois, Michigan, Ohio, California, Florida, Texas, and Wisconsin.

Americana owns mineral rights in Arkansas, Georgia, Oklahoma and Texas. Americana earns royalty revenues from energy producers that are under agreement to drill for and produce oil and gas products on properties where Americana owns mineral rights.

FED Mutual Financial Services, Inc. is a FINRA licensed broker/dealer that was established to distribute Federal Life’s variable annuity products.

2.Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most significant estimates include those used in determining the capitalization and amortization of deferred policy acquisition costs (“DAC”), the valuation of investments, future policy benefits (traditional life contracts, immediate annuities, supplemental contracts with life contingencies, and accident and health), the fair value of stock-based compensation awards and the provision for income taxes. Actual results could differ from those estimates.

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

Smaller Reporting Company

Additionally, the Company qualifies as a “smaller reporting company” as defined by the SEC. In some instances, this permits the Company to provide scaled disclosures under Regulation S-K and Regulation S-X.

Investments

The Company’s principal investments are in fixed income and equity securities, and policy loans. The accounting policies related to the Company’s investments are as follows:

Fixed Maturity and Equity Securities

Fixed income securities include corporate and municipal bonds, U.S. government and agency bonds, residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”). Fixed income securities, which may be sold prior to their contractual maturity, are classified as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of any deferred income taxes and DAC, is reflected as a component of accumulated other comprehensive income (“AOCI”). Cash received from calls, principal payments, make-whole payments, maturities and pay-downs is reflected as a component of proceeds from sales within the Consolidated Statements of Cash Flows.

Equity securities include primarily exchange-traded funds and a commercial real estate fund. Equity securities are carried at fair value and are classified as available for sale. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

Interest income on fixed maturity securities is included in net investment income and is recognized on an accrual basis using the effective yield method. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, such amortization or accretion is also included in net investment income. In the case of mortgage-backed securities, the amortized cost is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security. Accretion of the discount or amortization of the premium from mortgage-backed securities is recognized using a level effective yield method which considers the estimated timing and amount of prepayments originally anticipated and the actual prepayments received and currently anticipated. To the extent differences arise, the effective yield is recalculated on a retrospective basis. For other-than-temporarily impaired fixed income securities, the effective yield method utilizes the difference between the amortized cost basis at impairment and the cash flows expected to be collected. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable.

Realized capital gains and losses include gains and losses on sales of investments, write-downs in value due to other-than-temporary declines in fair value and periodic changes in fair value. Realized capital gains and losses on sales of investments include fixed maturity securities with calls and prepayments and are determined on the basis of specific security identification.

The Company recognizes other-than-temporary losses on fixed income securities when the decline in fair value is deemed other than temporary including when the Company has made the decision to sell or it is probable the Company will be required to sell the fixed income security before recovery of its amortized cost basis. If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in the total net realized gains and losses line of the income statement, and the remaining amount of the unrealized loss deemed to be related to other factors is recognized in other comprehensive income (loss).

Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are able to be reasonably estimated, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued. The Company recognizes other-than-temporary impairment losses on equity securities when the decline in fair value is deemed other than temporary including when the Company does not have a positive intent and ability to hold an impaired security until recovery. Such unrealized gains are recorded net of deferred income tax expense and unrealized losses are tax benefited.

Management regularly reviews its fixed maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value compared to the amortized cost of the security, the length of time the security’s fair value has been below amortized cost, and by how much, specific credit issues related to the issuer, the intent and ability of the Company to hold the investment until recovery and current economic conditions. The Company uses an 80% market/book ratio and a 12-month length of time as the basis screening tool for evaluating potential other-than-temporary impairment (“OTTI”) candidates. In addition, the Company will analyze situations where there has been a rapid and significant change in a security’s market value in the amount of  -10% or more to determine and understand underlying factors that may have caused a sudden decline in market value.

Such impairment in fair value is included in realized investment gains (losses) and the cost basis of the security is reduced accordingly. The Company does not change the revised cost for subsequent increases in fair value.

Policy Loans

Policy loans are carried at the unpaid principal balances, which approximates fair value.

Derivative Instruments

Derivative instruments are used to hedge the Company’s exposure to indexed annuities and are held at fair market value.

Cash and Cash Equivalents

The Company defines cash as amounts in demand deposit accounts. The Company has deposits with certain financial institutions which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk to cash. Cash equivalents are principally comprised of money market funds and reported at fair value.

Real Estate, Property and Equipment

The Company’s real estate consists of its home office in Riverwoods, Illinois. The real estate, including related improvements, is carried at cost less accumulated depreciation. The Company uses the accelerated method based on an estimated useful life of 40 years for the building and 20 years for related improvements. The Company’s property and equipment is reported at cost less accumulated depreciation and is primarily made up of electronic data processing equipment and furniture. Depreciation is determined using the straight-line method over useful lives of three to ten years.

Accrued Investment Income

Accrued investment income includes interest and dividends earned but not yet received. Investment income is not accrued on securities in default.

Accounts Receivable

Accounts receivable consists primarily of balances due from agents.

Reinsurance Recoverables and Prepaid Reinsurance Premiums

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsurance of long duration contract are accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the original policies issued. The cost of reinsurance related to short duration policies is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers for both short and long duration reinsurance agreements are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Recoverables from our reinsurers are any death claims that were ceded to the reinsurer. The GAAP reinsurance recoverable quantity is the present value of future reinsured death claims minus a percentage of the present value of net premium paid to the reinsurer. This quantity is analogous to the ceded reserve that we hold in our statutory statements. Prepaid reinsurance premium is that portion of premium paid to the reinsurer prior to the valuation date for reinsurance coverage beyond the valuation date.

Deferred Policy Acquisition Costs (“DAC”) and Deferred Sales Inducement Costs (“DSIC”)

The Company amortizes DAC related to traditional life policies over the entire premium paying period in proportion to the present value of actual historic and expected future gross premiums. The present value of expected premiums is based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency, certain expenses, and investment returns at policy issuance, that include provisions for adverse deviation and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes. The Company does not currently hold any premium deficiency reserve.

The Company amortizes DAC related to interest sensitive contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts.

The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses and persistency are reasonably likely to impact significantly the rate of DAC amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

When actual gross profits exceed those previously estimated, the DAC amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits.

Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits.

The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These include investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.

The DAC balance includes adjustments to reflect the amount by which the amortization of DAC would increase or decrease if the unrealized capital gains or losses in the respective product portfolios were actually realized. The adjustments are recorded net of tax in accumulated other comprehensive income. DAC and deferred income taxes determined on unrealized capital gains and losses and reported in accumulated other comprehensive income recognize the impact on policyholder’s equity consistently with the amounts that would be recognized in the income statement on realized capital gains and losses.

The Company does occasionally offer sales inducements to new customers, principally on indexed annuities and on certain fixed annuity products. These costs are deferred and amortized over time.

Deferred Tax Asset

Deferred taxes are provided on the temporary differences between the tax and financial statement basis of assets and liabilities. Deferred tax assets established on unrealized capital losses may be partially offset by valuation allowances.

Other Assets

Other assets consist primarily of suspense accounts and prepaid expenses.

Separate Accounts

The assets and liabilities of the separate accounts represent segregated funds administered and invested by the Company for purposes of funding variable annuity contracts for the exclusive benefit of variable annuity policyholders. Investment income and realized capital gains and losses of the separate accounts accrue directly to the policyholders and therefore, are not included in the Company’s Consolidated Statements of Operations and Comprehensive Income. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate account liabilities and are not included in consolidated cash flows.

These contracts do not have any minimum guarantees and the investment risks associated with market value changes are borne entirely by the policyholder. The assets of the separate accounts, carried at fair value, are invested in mutual funds which are carried at fair value.

Policyholder Account Balance

Policyholder account balances relate to investment-type contracts and interest sensitive policies. Investment-type contracts principally include traditional individual fixed and variable annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to policy account values, which consist of an accumulation of gross premium payments, interest credited, ranging from 1.35% to 7.0%, less expenses, mortality charges, and withdrawals.

Future Life Policy Benefits and Future Accident and Health Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, traditional annuities, indexed annuities, and non-medical health insurance. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. Utilizing these assumptions, liabilities are established on a block of business basis.

Future policy benefits for traditional life insurance policies, both participating and non-participating, are equal to the aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 5.0% to 9.0%.

The Company’s amount of life insurance in-force is made up of approximately 93% participating policies and approximately 7% non-participating policies.

The Company periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with actual experience. Differences between actual experience and the assumptions used in pricing these policies and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Reserve for Deposit Type Contracts

The reserve for deposit type contracts include payout annuities without life contingencies and dividend accumulations and presented at amounts contractually due to policy holders.

Other Policyholder Funds

Other policyholder funds consist of advance premiums, policyholder dividends due and unpaid, policyholder dividends left on deposit and the provision for future policy benefit liabilities for individual and group traditional fixed annuities under non-life contingent payout. The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premium received in advance and applies the cash received to premiums when due.

Policyholder dividends due and unpaid on participating policies and policyholder dividends left on deposit are presented at amounts contractually due to policyholders. Future policy benefit liabilities for individual and group traditional fixed annuities after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 7.5%.

Unearned Revenue

Unearned revenue is that portion of premium paid prior to the valuation date for insurance coverage after the valuation date.

Deferred Reinsurance Settlements

Deferred reinsurance settlements are the effect of reinsurance transactions that resulted in a net gain. This gain is amortized over the remaining life of the underlying reinsured contracts.

Other Liabilities

Other liabilities consist primarily of due and accrued commissions, accrued general expenses and taxes, and remittances not allocated.

Income Taxes

The Company files a consolidated tax return. The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe or receive. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued and recognized interest or penalties associated with unrecognized tax benefits for the years ending December 31, 2018 and 2017. The Company did not have any unrecognized tax benefits.

Revenue and Expense Recognition

Premiums related to traditional life and immediate annuities and supplemental contracts with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are booked against such revenues to recognize profits over the estimated lives of the policies.

Premiums related to non-medical health and disability policies are recognized on a pro rata basis over the applicable contract term.

Premiums related to interest sensitive and deposits related to deferred and immediate annuities without life contingencies are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for the cost of insurance (mortality risk), policy administration and early surrender. These assessments are recorded in policy fees in the period in which services are provided. Amounts that are charged to operations include interest credited and benefit claims incurred in excess of related policyholder account balances. Deposits are not considered revenue. Deposits are shown as a financing activity in the Consolidated Statement of Cash Flows.

Policy fees for variable annuity products consist of fees assessed against the policyholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred for variable annuity products include death, income, withdrawal and accumulation benefits. Deposits are not recorded as revenue.

Interest credited to policyholder funds represents accrued or paid amounts on interest sensitive life policies and annuity contracts. Crediting rates for interest sensitive life policies and fixed annuities are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.

Operating costs and expenses are general expenses that are recognized when incurred.

The Company does not issue any variable annuity contracts through separate accounts where the Company contractually guarantees to the policyholder total deposits made to the contract less any partial withdrawals plus a minimum return.

Other Revenues

Other revenues consist mainly of income from fees associated with the management of the Separate Account.

Other Comprehensive Income

Other comprehensive income includes the change in gross unrealized gains and losses on debt and equity securities, as well as the change in shadow DAC. This value is presented net of tax.

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation”: Improvements to Employee Shared-Based Payment Accounting.  The aspects of accounting guidance affected by this ASU are income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU in the fourth quarter of fiscal 2018 upon the issuance of restricted stock and stock options to our employees. The adoption of the ASU did not have an impact on our financial statements as we did not previously have stock compensation. The Company has elected to account for forfeitures when they occur.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “Tax Act”) is recorded. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the Tax Act is recognized. Early adoption is permitted. The Company early adopted ASU No. 2018-02 effective December 31, 2017 using the portfolio method, which resulted in the reclassification of $0.8 million of stranded tax effects from AOCI to retained earnings within the Company’s consolidated financial statements and disclosures.

Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, that will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, This ASU affects accounting and disclosure more dramatically for lessees as accounting for lessors is mainly unchanged.  This ASU is effective January 1, 2020.  The adoption of ASU No. 2016-02 will not have an impact on the Company’s consolidated financial statements as we do not have any material leases.

In August 2018, the FASB issued ASU No. 2018-12, “Targeted Improvements to the Accounting for Long-Duration Contracts,” which revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ (“GNMRB”) and requiring all contract features meeting the definition of an MRB to be measured at fair value, simplifying the method used to amortize DAC and deferred sales inducement costs (“DSIC”) to a constant basis over the expected term of the related contracts rather than based on gross profits and enhancing disclosure requirements. This ASU is effective on January 1, 2022, the transition date (the remeasurement date) is January 1, 2020. Early adoption of this ASU is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities,” which changes the recognition and presentation requirements of hedge accounting. ASU No. 2017-12 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU No. 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables — Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities,” which requires that certain premiums on callable debt securities be amortized to the earliest call date. ASU No. 2017-08 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued, regarding recognition of unrealized gains and losses through income, ASU No. 2016-13 “Financial Instruments — Credit Losses: Measurement of Credit Losses of Financial Instruments,” which provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposure. The model requires an entity to estimate lifetime credit losses related to such assets and exposure based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment and replaces existing guidance for purchased credit deteriorated loans and debt securities. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2020 with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of the guidance on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU No. 2016-01 is effective for annual periods beginning after December 15, 2018. We expect the primary impact of this guidance on us will be in the recognition of gains or losses from changes in the fair value of our equity security investments through the statement of operations, rather than as unrealized gains or losses reflected in other comprehensive income. Additionally, there will no longer be a requirement for us to assess equity securities for other-than-temporary impairments, as such securities will be measured at fair value through net income. Note 4 provides further information as to our current level of unrealized gains or losses on these securities.

In May 2014, the FASB issued an ASU 2014-09 “Revenue from Contracts with Customers”, related to revenue arising from contracts with customers. This ASU, which replaces most current revenue recognition guidance, including industry specific guidance, prescribes that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective on January 1, 2019 and may be adopted using either a full retrospective or a modified retrospective approach. The adoption of this pronouncement will not have a material impact our consolidated financial statements and disclosures.

3.Fair Values of Financial Instruments

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

In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

•

Fixed maturity and equity securities:  Fair values were determined by an independent pricing service and are downloaded from Clearwater Analytics. The Company does not own any securities for which a fair value was not provided by the pricing service or a custody statement. Fair values are checked for reasonableness.

If a fair value had not been provided for a security, the Company would use a fair value estimated from yield data relating to instruments or securities with similar characteristics or as determined in good faith by the Company’s investment advisor, DWS.

•	Derivative instruments: Fair values were determined by an independent pricing service and are downloaded from Clearwater Analytics. Fair values are checked for reasonableness.
•	Policy loans: The carrying value of policy loans approximates fair value.
•	Cash and cash equivalents: The carrying value approximates fair value.
•	Policyholder account balance: For deposit liabilities, the fair value was based on the amount payable on demand at the reporting date and approximates fair value.

Amounts related to the Company’s financial instruments as of December 31, 2018 and 2017 are as follows:

	Carrying\Fair	Carrying\Fair
	Value	Value
	December, 31 2018	December, 31 2017
	(Dollar in thousands)
Financial instruments recorded as assets:
Fixed maturity securities	$184,475	$188,452
Equity securities	6,004	6,209
Policy loans	9,581	9,852
Derivative instruments	202	395
Cash and cash equivalents	33,252	4,085
Separate account	20,819	24,779
Financial instruments recorded as liabilities:
Policyholder account balance:
Interest sensitive life contracts	41,478	41,078
Annuities	74,820	68,745
Dividend accumulations and other (1)	6,705	7,076
Separate account	20,819	24,779

(1) included within Reserve for deposit type funds in the consolidated balance sheet

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on the Consolidated Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

•	Level 1 — Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.
•	Level 2 — Assets and liabilities whose values are based on the following: Quoted prices for similar assets or liabilities in active markets;
a.	Quoted prices for identical or similar assets or liabilities in markets that are not active; or
b.	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.
•

Level 3 — Assets and liabilities whose values are based on prices or valuation techniques that require that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

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

Residential mortgage-backed securities: As valuation technique the pricing vendor employs option-adjusted spread (“OAS”) model and prepayment model as well as volatility driven, multi-dimensional spread tables using standard inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications plus new issue data, monthly prepayment information, and collateral performance. The pricing vendor also monitors market indicators, and industry and economic events.

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

The following table presents the Company’s securities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Recurring Fair Value Measurements
	at December 31, 2018 Using:
Description	Fair Values	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollar in thousands)
Fixed maturity securities:
U.S. government	$4,057	$4,057	$—	$—
States, political subdivisions, other	30,989	—	30,989	—
Corporate	106,286	—	106,286	—
Residential mortgage-backed securities	37,522	—	37,522	—
Commercial mortgage-backed securities	5,621	—	5,621	—
Total Fixed maturities	184,475	4,057	180,418	—
Equities	6,004	3,733	—	2,271
Derivative instruments	202	202	—	—
Cash equivalents(1)	33,252	33,252	—	—
Separate accounts(2)	20,819	20,819	—	—
Total	$244,752	$62,063	$180,418	$2,271

	Recurring Fair Value Measurements
	at December 31, 2017 Using:
Description	Fair Values	Quote Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollar in thousands)
Fixed maturity securities:
U.S. government	$4,162	$4,162	$—	$—
States, political subdivisions, other	27,614	—	27,614	—
Corporate	109,395	—	109,395	—
Residential mortgage-backed securities	43,086	—	43,086	—
Commercial mortgage-backed securities	4,195	—	4,195	—
Total Fixed maturities	188,452	4,162	184,290	—
Equities	6,209	4,027	—	2,182
Derivative instruments	395	395	—	—
Cash equivalents(1)	4,085	4,085	—	—
Separate accounts(2)	24,779	24,779	—	—
Total	$223,920	$37,448	$184,290	$2,182

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

The following table shows quantitative information about significant unobservable inputs related to the Level 3 fair value measurements reported in the tables used as of December 31, 2018 and 2017:

		Primary	Significant	Range
Fair Value at December 31, 2018		Valuation Technique(s)	Unobservable Inputs	Min	Max	Weighted Average
Rreef America REIT II	$2,237	Discounted Cash Flows	Discounted Rate	5.25%	8.75%	6.48%
			Term capitalization rate	4.25%	8.14%	5.43%

		Primary	Significant	Range
Fair Value at December 31, 2017		Valuation Technique(s)	Unobservable Inputs	Min	Max	Weighted Average
Rreef America REIT II	$2,150	Discounted Cash Flows	Discounted Rate	5.50%	9.00%	6.61%
			Term capitalization rate	4.00%	8.25%	5.62%

The following table presents the rollforward of Level 3 assets held at fair value on a recurring basis as of December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$2,182	$3,169
Gains included in net income	—	396
Settlements	—	(1,000)
Unrealized gains (losses) in OCI	89	(383)
Balance, end of period	$2,271	$2,182

4. Investments

The Company’s principal investments are in fixed income and equity securities and policy loans.

The following table presents the amortized cost, gross unrealized gains and (losses) and fair value of the Company’s fixed maturity and equities as of December 31, 2018 and 2017:

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government	$4,063	$142	$(148)	$4,057
States, political subdivisions, other	30,881	472	(364)	30,989
Corporate	108,664	617	(2,995)	106,286
Residential mortgage-backed securities	37,755	455	(688)	37,522
Commercial mortgage-backed securities	5,672	73	(124)	5,621
Total fixed maturity securities	187,035	1,759	(4,319)	184,475
Equity securities	4,514	1,528	(38)	6,004
Total fixed maturity and equity securities	$191,549	$3,287	$(4,357)	$190,479

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government	$4,075	$207	$(120)	$4,162
States, political subdivisions, other	26,850	876	(112)	27,614
Corporate	106,479	3,459	(543)	109,395
Residential mortgage-backed securities	41,818	1,480	(212)	43,086
Commercial mortgage-backed securities	4,210	26	(41)	4,195
Total fixed maturity securities	183,432	6,048	(1,028)	188,452
Equity securities	4,443	1,766	—	6,209
Total fixed maturity and equity securities	$187,875	$7,814	$(1,028)	$194,661

The scheduled maturities for fixed income securities as of December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$5,998	$6,041	$2,247	$2,288
Due after one year through five years	37,917	38,032	40,926	42,809
Due after five years through ten years	74,274	72,209	66,739	68,151
Due after ten years	25,419	25,050	27,492	27,923
Mortgage-backed securities	43,427	43,143	46,028	47,281
Total	$187,035	$184,475	$183,432	$188,452

Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

The following table presents the sources of fixed maturity proceeds and the related gross investment gains (losses) at December 31, 2018 and 2017:

	2018
	Fixed	Equity	Derivative
	Maturities	Securities	Instruments
	(Dollars in thousands)
Proceeds from sales or maturities	$26,633	$261	$443
Gross gains from sales or maturities	641	261	729
Other-than-temporary-impairment (OTTI) losses	(164)	—	—
Gross losses from sales or maturities	(48)	—	(541)

	2017
	Fixed	Equity	Derivative
	Maturities	Securities	Instruments
	(Dollars in thousands)
Proceeds from sales or maturities	$23,130	$4,043	$154
Gross gains from sales or maturities	200	1,957	183
Gross losses from sales or maturities	(23)	—	(89)

For the period ended December 31, 2018 a credit loss of $0.2 million was recognized through realized losses because the Company does not expect to fully recover the amortized cost value of a corporate bond and of two fixed income securities in the commercial mortgage backed sector held as available for sale. For the corporate bond, it was determined that it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the security. For the commercial mortgage backed securities, it was determined that that best estimate of the net present value of the future cash flow expected to be collected from these securities was significantly below their amortized cost values. A number of factors were analyzed to determine whether these impairments should be considered other-than-temporary, including but not limited to, fair market values of the securities, changes in fair market values, credit ratings, and an analysis of the underlying loan collateral with an assessment of the likelihood of full repayment of principal and interest. The credit loss reported was equal to the difference between amortized book value and the best estimate of the net present value of the projected cash flow expected to be recovered for the mortgage backed securities and between the amortized book value and the quoted market value of the corporate bond. The Company will evaluate future recovery estimates on a periodic basis.

The following is a rollforward of credit related OTTI recognized in earnings as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Balance at beginning of period	$—	$—
Additions for credit related OTTI not previously reported	164	—
Additions for increases in OTTI amounts previously recognized	—	—
Balance at end of period	$164	$—

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is probable that the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value calculated by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, with the amortized cost of the security. If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss deemed to be related to other factors and recognized in AOCI.

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

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and December 31, 2017:

December 31, 2018	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
U.S. government	$—	$—	$2,907	$(148)	$2,907	$(148)
States, political subdivisions, other	6,106	(103)	9,339	(261)	15,445	(364)
Corporate	49,193	(1,886)	14,228	(1,109)	63,421	(2,995)
Residential mortgage-backed securities	9,401	(158)	13,065	(530)	22,466	(688)
Commercial mortgage-backed securities	2,003	(45)	1,502	(79)	3,505	(124)
Equity securities	379	(38)	—	—	379	(38)
Total	$67,082	$(2,230)	$41,041	$(2,127)	$108,123	$(4,357)

December 31, 2017	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
U.S. government	$1,161	$(31)	$1,782	$(89)	$2,943	$(120)
States, political subdivisions, other	8,773	(86)	714	(26)	9,487	(112)
Corporate	10,935	(169)	6,853	(374)	17,788	(543)
Residential mortgage-backed securities	11,517	(126)	2,263	(86)	13,780	(212)
Commercial mortgage-backed securities	2,039	(27)	77	(14)	2,116	(41)
Total	$34,425	$(439)	$11,689	$(589)	$46,114	$(1,028)

It is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases, which may be maturity.

Net Investment Income

Net investment income for the periods ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Fixed maturity securities	$7,301	$7,350
Equity securities	176	181
Real estate	123	149
Cash equivalents	76	32
Policy loans	711	723
Other	630	685
Subtotal	9,017	9,120
Investment expense	589	597
Net investment income	$8,428	$8,523

Unrealized Capital Gains (Losses)

Unrealized net capital gains and losses included in accumulated other comprehensive income at December 31, 2018 and 2017:

	December 31, 2018
				Net
	Fair	Gross Unrealized		Unrealized
	Value	Gains	Losses	Gain (Loss)
	(Dollars in thousands)
Fixed income securities	$184,475	$1,759	$(4,319)	$(2,560)
Equity securities	6,004	1,528	(38)	1,490
Net unrealized capital losses				$(1,070)

	December 31, 2017
				Net
	Fair	Gross Unrealized		Unrealized
	Value	Gains	Losses	Gain (Loss)
	(Dollars in thousands)
Fixed income securities	$188,452	$6,048	$(1,028)	$5,020
Equity securities	6,209	1,766	—	1,766
Net unrealized capital gains				$6,786

At December 31, 2018 and 2017, securities with a market value of approximately $4.5 million and $4.7 million, respectively, were on deposit with governmental agencies as required by state insurance departments.

Credit Risk

The Company generally strives to maintain a diversified invested asset portfolio but is exposed to credit and other types of risks related to its holding in fixed income and equity securities. Such risk may be related to individual companies, sectors, or entire asset classes. The Company manages this risk by holding a diversified portfolio of securities and sectors and by limiting the amount of exposure to a single issuer or credit. For December 31, 2018 and December 31, 2017, approximately 23% and 25%, respectively, of the Company’s investments in fixed maturities were invested in commercial and residential mortgage-backed securities and approximately 57% and 58%, respectively, in corporate bonds. Approximately 5% and of the fixed income maturities were rated below investment grade. There is certain concentration risk from investments in companies that are engaged in similar activities and have similar economic characteristics. The largest corporate bond sector exposures at December 31, 2018 are consumer non-cyclical consisting of 11% of the total fixed income portfolio, banks 6%, communications 6%, real estate 5%, and energy 5%. The largest corporate bond sector exposures at December 31, 2017 were consumer non-cyclical consisting of 12% of the total fixed income portfolio, banks 6%, energy 6%, communications 5%, and real estate 5%. The Company uses equity index options to fully hedge its equity market exposure to index annuity products. These are exchange traded options and there is no credit risk.

5. Derivative Instruments

The Company uses derivatives to hedge its equity market exposure to index annuity products which are contracts that earn a return based on the change in the value of the S&P 500 index between annual index point dates. The Company buys and sells listed equity and index call options and call option spreads and there is no credit risk. The net premium is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on the Company’s balance sheet. At December 31, 2018 and 2017, these derivative hedges had a net market value of  $0.2 million and $0.4 million, with notional amounts of  $12.7 million and $8.5 million on call options purchased and $8.8 million and $6.0 million on call options written, as of December 31, 2018 and 2017, respectively.

6. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Lifetime Income Benefit Rider Reserves

The Company incurs significant costs in connection with acquiring new insurance business. Costs that vary with and relate to the successful production of new business are deferred as DAC. Such costs consist principally of commissions and policy issue expenses. The recovery of DAC is dependent upon the future profitability of the related business. DAC on life insurance or investment-type contracts are amortized in proportion to gross premiums, gross margins or gross profits, depending on the type of contract as described below. Sales inducements such as bonuses on index annuity products are also deferred and amortized through expenses over future time periods.

The balances of and changes in deferred acquisition costs were as follows as of and for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$12,179	$11,940
Capitalization of commissions, sales and issue expenses	1,979	2,437
Accrual of interest	550	544
Amortization	(2,295)	(2,659)
Change in Shadow DAC	1,120	(83)
Balance, end of period	$13,533	$12,179

The balances of and changes in deferred sales inducement costs were as follows as of and for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$867	$315
Capitalization of sales inducement costs	381	545
Accrual of interest	34	18
Amortization	66	(11)
Balance, end of period	$1,348	$867

7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) are as follows:

	Unrealized		Accumulated
	Investment		Other
	Gains (Losses)	Shadow DAC	Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, January 1, 2017	$3,997	$(448)	$3,549
Available-for-sale investment gains (losses) arising during the year:
Fixed maturity securities net of tax of $227	440	—	440
Equity securities net of tax of $9	18	—	18
Change in Shadow DAC net of tax benefit of $28	—	(55)	(55)
Cumulative effect of adoption of new accounting principle (see Note 2)	904	(99)	805
Balance, December 31, 2017	5,359	(602)	4,757
Available-for-sale investment gains (losses) arising during the year:
Fixed maturity securities net of tax benefit of $207	(7,372)	—	(7,372)
Equity securities net of tax benefit of $63	(235)	—	(235)
Change in Shadow DAC net of tax of $235	—	885	885
Balance, December 31, 2018	$(2,248)	$283	$(1,965)

Accumulated other comprehensive income includes gross unrealized gains and losses on debt and equity securities, as well as shadow DAC. This value is presented net of tax.

8. Reinsurance and Policy Provisions

The Company reinsures a portion of its business to other insurance companies to limit mortality risk and limit its overall financial exposure. The Company reinsures amounts over its $250,000 retention limit on certain life policies through yearly renewable term (“YRT”) and coinsurance agreements. Although these reinsurance agreements contractually obligate the reinsurers to reimburse the Company, they do not discharge the Company from its primary liability and obligations to policyholders. Federal Life’s reinsured business under life reinsurance agreements is primarily ceded to two reinsurers; Optimum Re and SCOR Global Life Americas. The Company regularly monitors the financial strength of its reinsurers. We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.

In 2016, the Company entered into a reinsurance arrangement with Optimum Re, covering the majority of its inforce level term business. This is defined as a long duration contract and the expected recovery cost of reinsurance is spread over the life of the policies. This arrangement cedes 80% of the mortality risk on every such policy on a YRT basis that was not already ceded as described in the previous paragraph. In 2017, the Company entered into a reinsurance arrangement with Optimum Re, covering the majority of its inforce universal life business, which cedes 80% of the mortality risk on every such policy. These transactions resulted in deferred reinsurance gains.

As of September 30, 2018, Federal Life decided to no longer participate in the FEGLI reinsurance program. This resulted in lower assumed premium and assumed benefits in the fourth quarter but had no effect on net income. The termination of this program will also result in lower assumed premium and assumed benefits in 2019, compared with 2018, but will have no effect on net income.

Total insurance revenues as of December 31, 2018 include $2.1 million reinsurance assumed and $2.8 million reinsurance ceded. As of December 31, 2018, we have reinsurance recoverables of $3.6 million and prepaid reinsurance premium of $1.4 million. Total insurance revenues as of December 31, 2017 included $2.6 million reinsurance assumed and $2.1 million reinsurance ceded. As of December 31, 2017, we had reinsurance recoverables of $3.7 million and prepaid reinsurance premium of $1.4 million.

9. Separate Accounts

The Company utilizes separate accounts to record and account for assets and liabilities for a variable annuity line of business. In accordance with the product recorded within the separate account, all of the assets are considered legally insulated. The legal insulation of the separate account assets prevents such assets from being generally available to satisfy claims resulting from the general account.

Separate account assets are invested in mutual funds. The estimated fair value of separate account assets is based on the estimated fair values of the underlying assets as published by fund managers in daily net asset values and are the basis for current transactions.

As of December 31, 2018 and 2017, the Company’s separate account statement included legally insulated assets of $20.8 million and $24.8 million, respectively. The separate account verification between years is as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of year	$24,779	$21,513
Cost of bonds and stocks acquired	170	299
Net realized and unrealized increase (decrease)	(2,272)	3,467
Deduction consideration for bonds and stocks disposed of	(1,925)	(562)
Change in other assets	67	62
Balance, end of period	$20,819	$24,779

The Company has no accumulation products with guarantees backed by the general account. The Company no longer issues new contracts under the separate account.

10. Policyholder Liabilities

Future life and accident and health policy benefits as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Traditional life contracts	$61,972	$62,311
Immediate annuities and pension plan	6,608	6,774
Supplemental contracts with life contingencies	3,118	2,522
Accident and health	345	386
Accident death benefits	132	132
Disability	162	188
	$72,337	$72,313

The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest Rate	Estimation Method
Immediate fixed annuities	1971, 1983, 2000, and 2012 annuity mortality tables	Rates range from 2.3% to 6.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Rates range from 2.5% to 5.75%	Net level premium reserve method using the Company's withdrawal experience
Accident and health	Actual company experience plus loading	n/a	Unearned premium; additional contract reserves for mortality risk

The total net reserves for life-contingent products are greater than the actuarial present value of the difference between future cash flow disbursements and future cash flow receipts using best estimate assumptions. Consequently, no premium deficiency reserve is required for this block of business.

Policyholder account balances as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Interest sensitive life contracts	$41,478	$41,078
Annuities	74,820	68,745
	$116,298	$109,823

The following table highlights the key contract provisions relating to policyholder funds:

Product	Interest Rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Rates range from 3% to 7%	Either a percentage of account balance or a dollar amount grading off generally over 20 years
Fixed annuities	Rates range from 0% to 8%	Either a declining or level charge generally over 9 years or less
Other investment contract	Rates range from 2% to 6%	No explicit charge assumed

Policyholder funds activity for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of year	$109,823	$99,440
Deposits	14,191	17,994
Interest credited	4,473	4,353
Benefits	(2,751)	(2,734)
Surrenders and partial withdrawals	(5,258)	(4,835)
COI charges	(2,900)	(2,973)
Contract charges	(1,316)	(1,307)
Net transfers from separate accounts	36	(115)
Balance, end of period	$116,298	$109,823

Reserve for deposit type contracts as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Payout annuities without life contingencies	$3,882	$3,774
Dividend accumulations and other	6,705	7,076
	$10,587	$10,850

11. Real Estate

Real estate consists of the Company’s home office property and is carried at cost less accumulated depreciation. The following table presents the Company’s real estate holdings at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Land	$405	$405
Building and other	8,485	8,378
	8,890	8,783
Accumulated depreciation	(6,946)	(6,828)
Real estate, net	$1,944	$1,955

12. Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. The following table presents the Company’s property and equipment at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
EDP equipment	$3,973	$3,955
Furniture	1,596	1,522
EDP equipment & furniture cost	5,569	5,477
Accumulated depreciation	(5,383)	(5,281)
Property and equipment, net	$186	$196

13. Income Taxes

Effective 2016, the parent holding company and subsidiaries files a consolidated federal income tax return. Tax years 2015 through 2018 are subject to examination by the IRS. Prior to 2016, consolidated federal income tax returns were filed under Federal Life as the ultimate parent.

Internal Revenue Code Section 382 (“Section 382”) limits how much of a loss carryforward can be used to offset taxable income when there is a change of ownership. The Company will be restricted in its ability to utilize loss carryforwards as a result of a 2018 change in ownership. The annual limit is estimated to be approximately $1.0 million and the total limit is estimated to be approximately $15.0 million.

The Company has recorded a net deferred tax asset of $0.5 million reflecting the partial benefit of $15.0 million in loss carryforwards, of which $13.1 million expire in varying amounts between 2025 and 2032. Realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  A valuation allowance has been established to account for the Company’s assessment that the entire loss carryforward will likely not be recovered.  Although realization of the net deferred tax asset is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company had no liability for unrecognized tax benefits at December 31, 2018 and 2017 and believes it is reasonably possible that the liability will not significantly increase within the next twelve months. No amounts have been accrued for interest or penalties.

The Tax Act limits life reserves for tax purposes to the greater of net surrender value or 92.81% of required reserves. This did not have a meaningful impact on the assets on the Company’s balance sheet.

The components of income tax expense for the periods ended December 31, 2018 and 2017 are as follows:

	For the years ended December 31,
	2018	2017
	(Dollars in thousands)
Current	$20	$34
Deferred	—	—
Provision for income tax	$20	$34

The federal income tax provisions differ from the amounts determined by multiplying pre-tax income attributable to the Company by the statutory federal income tax rate of 21% and 34% for December 31, 2018 and 2017, respectively.

	For the years ended December 31,
	2018	2017
	(Dollars in thousands)
Income tax benefits at statutory rate	$(1,009)	$(637)
Tax effect from change in enacted tax rate	—	805
Other	1,029	(134)
Income tax expense	$20	$34
Effective tax rate	0.4%	1.8%

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred federal tax asset (liability) from operations are shown below.

	For the years ended December 31,
	2018	2017
	(Dollars in thousands)
Deferred federal tax assets:
Difference between financial reporting and the tax basis of:
Operating loss carryforward	$3,163	$5,859
Other than temporary impairments	974	947
Deferred premiums	846	734
Life policy reserves	821	600
Other	262	380
Deferred reinsurance settlements	555	619
Total deferred tax assets	6,621	9,139
Deferred federal tax liabilities:
Difference between financial reporting and the tax basis of:
Deferred acquisition costs and sales inducements	2,549	2,147
Net unrealized gains	(229)	1,421
Reinsurance recoverable	648	766
Amortized discount on bonds	94	138
Other	211	143
Fixed assets	(10)	53
Total deferred tax liabilities	3,263	4,668

Net	3,358	4,471
Less valuation allowance	(2,866)	(4,013)
Net deferred tax asset	$492	$458

The Company has net operating loss carryforwards for income tax purposes at December 31, 2018 as follows (dollars in thousands):

Expiring
2025	3,066
2026	2,188
2027	1,353
2028	2,664
2029	509
2030	2,240
2031	1,119
2032	—
N/A	1,921
Total	$15,060

Recent changes in corporate tax laws regarding net operating losses (“NOLs”) have resulted in taxable income for tax periods after 2017 being limited to an 80% deduction with no carrybacks and indefinite carryforwards. The Company’s NOL’s are limited by Section 382 as discussed.

14. Employer’s Disclosures About Postretirement Benefits

The Company has a 401k plan covering substantially all employees. Employees may contribute up to 10% of their total pretax cash compensation. The Company matches employee contributions up to 3% of cash compensation at the time of the contribution. The Company may match employee contributions up to an additional 3% of cash compensation at the end of the year. The Company’s contribution during the years ended December 31, 2018 and 2017, was $95,000 and $90,000, respectively.

15. Debt and Federal Home Loan Bank Advances

Effective June 29, 2018, the Company issued an exchangeable promissory note to ICG with a principle amount up to $2.0 million and a 3.75% interest rate. The $1.05 million that was outstanding as of the IPO date on December 11, 2018 converted into 105,000 shares of common stock of FLG.

The Company has not issued any debt or other credit obligations as of December 31, 2018. The Company has no commitments in the form of loan guarantees. Federal Life is a member of the Federal Home Loan Bank (“FHLB”) and has access to various advances and other funding products. As of December 31, 2018 and 2017, there are no advances or other credit outstanding with the FHLB.

16. Related Party Transactions

All the outstanding shares of Americana and FED Mutual Financial Services, Inc. are owned by Federal Life. Federal Life is owned by FEDHO Holding Company which is owned by Federal Life Holding Company which is owned by Federal Life Group.

During 2018 and 2017, Americana paid $0.5 million and $1.4 million, respectively, in common stock dividends to Federal Life. As of December 31, 2018 and 2017, Americana reported $0.1 million and $41,000, respectively, as dividends due to its parent company, Federal Life. This amount is generally settled within 60 days. Federal Life received $12.5 million in paid-in surplus from parent after the IPO was completed on December 11, 2018. Federal Life distributed $3.05 million in dividends to FEDHO Holding Company on September 6, 2017, which was immediately contributed back to Federal Life as paid-in and contributed surplus. In both 2018 and 2017, Federal Life Holding Company paid $20,000 in interest to Federal Life on the Guaranty Fund Note that was issued in 2016. Federal Life provides financial support for Fed Mutual Financial Services, Inc. to continue its operations. All related party transactions eliminate in consolidation.

The promissory note described in Note 15, above, converted into shares of the Company which were issued to ICG on December 11, 2018. As a result, ICG is a controlling shareholder of the Company.

17. Retirement and Share-based Compensation Plans

On December 11, 2018, FLG granted restricted stock awards and nonqualified stock options to the Company’s executive officers and board members at the closing of the Company’s IPO, under the 2018 Equity Incentive Plan (the “Plan”). The Plan, which was effective October 23, 2018, authorized the issuance of up to 480,000 shares of our common stock in the form of incentive stock options, nonqualified stock options, or restricted stock. Of this, 140,000 shares were granted as restricted stock awards and 215,000 shares were used to award stock options. At December 31, 2018, we had 125,000 shares of common stock available for future grant under the Plan.

All restricted stock awards and options granted under the Plan have a service vesting period of 4 years, vesting 25% on December 10, 2019, and the subsequent three anniversaries of such date. The options have ten year contractual terms. Vesting for the restricted stock awards and options is based solely on the recipient’s service during the vesting period. The restricted stock awards and options are subject to accelerated vesting in certain limited circumstances, such as: termination by the Company other than for cause, termination as a result of death or disability, and in connection with a change of control. The per share exercise price of these options at the grant date was $10.00.

The fair value of the stock options granted was estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to FLG’s limited public history, the expected stock price volatility was based on the historical volatility of comparable companies’ stock for a period of time equal to the expected term of the option. FLG believes that the use of historical volatility of this peer group is currently the best estimate of expected volatility of the market price of FLG’s common stock. The expected term of the options granted is calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin Topic 14. As FLG does not currently pay a dividend and does not intend to pay a dividend in 2019, a dividend yield of 0% was used. The risk-free interest rate is the yield on the grant dates of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The fair market value of the stock options granted during the year ended December 31, 2018, was calculated using the following weighted average assumptions:

Expected volatility	39.21%
Expected life (in years)	6.25
Dividend yield	0%
Risk-free interest rate	2.78%
Weighted average grant date fair value of options granted	4.31

The estimated grant date fair value of the options was approximately $0.9 million. The fair market value of the restricted stock awards on the grant date was $1.4 million.

Changes in the number of restricted stock awards outstanding during the years ended December 31, 2018 and 2017 are as follows:

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	—	$—
Granted	—	—
Canceled	—	—
Exercised	—	—
Outstanding at December 31, 2017	—	—
Granted	140,000	10.00
Canceled	—	—
Exercised	—	—
Outstanding at December 31, 2018	140,000

Changes in the number of stock options outstanding during the years ended December 31, 2018 and 2017 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	—	$—	$—
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2017	—	—	—
Granted	215,000	10.00	2,150
Canceled	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2018	215,000		$2,150

Compensation costs are recognized on a straight-line basis over the service vesting period. The Company has elected to account for forfeitures when they occur. The following table summarizes compensation expense, which is all non-cash expense, recognized as a result of share-based compensation:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Restricted stock awards	$20	$—
Stock options	14	—
	$34	$—

18. Statutory Financial Information and Dividend Restrictions

Under Illinois insurance regulations, Federal Life is required to maintain minimum surplus of $1.5 million. As of December 31, 2018 and 2017, its surplus exceeded the minimum required. Federal Life Holding Company is required to maintain a minimum surplus of $2.0 million.

Federal Life’s statutory loss and capital and surplus, as determined in accordance with accounting practices prescribed or permitted by the State of Illinois Department of Insurance were approximately $2.6 million and $24.9 million, respectively, as of December 31, 2018, compared with a gain of $0.2 million and capital and surplus of $14.9 million, respectively, as of December 31, 2017.

Each licensed insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of risk-based capital utilize various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Either the weighting factors or the methodology for determining the weighting factors is specified by the NAIC. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Federal Life exceeded the minimum risk-based capital requirements at December 31, 2018 and December 31, 2017.

Federal Life faces regulatory restrictions on the ability to transfer funds to the registrant (Federal Life Group) in the form of cash dividends, loans or advances. As of December 31, 2018, the amount of restricted net assets amounts to $22.4 million, which equals 90% of Federal Life’s capital and surplus of $24.9 million.

The Illinois Department of Insurance has approved permitted practice to admit a $2.0 million Guaranty Fund Note issued by Federal Life Holding Company and purchased by Federal Life. Without this approval, this asset would be non-admitted on Federal Life’s statutory statement and total Capital and Surplus would be reduced by $2.0 million to $22.9 million. This amount exceeds the required minimum capital. The Guaranty Fund Note eliminates in the consolidated financial statements and does not impact the accompanying reported financials.

19. Commitments and Contingencies

The Company is involved in various legal actions for which it will establish liabilities where appropriate. In the opinion of the Company’s management, based on the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

20. Earnings Per Share and Stockholders’ Equity

The pro forma earnings per common share—basic and diluted—presented on the accompanying consolidated statements of operations and comprehensive income (loss) is intended to depict the impact of the Conversion because neither FLG, nor the Predecessor, had, prior to the Conversion, any outstanding common shares. The following table presents the pro forma net loss and weighted average common shares outstanding used in the computation of earnings per common share and earnings per common share – assuming dilution for the following years:

	Pro Forma for the years ended December 31,
	2018	2017
	(Dollar in thousands, except per share data)
Numerator:
Net loss - numerator for earnings per common share	$(4,826)	$(1,908)
Denominator:
Weighted average common shares outstanding	3,530,150	3,530,150
Effect of dilutive securities:
Stock options	215,000	215,000
Restricted stock awards	140,000	140,000
Denominator for earnings per common share - assuming dilution	3,885,150	3,885,150
Earnings per common share	$(1.37)	$(0.54)
Earnings per common share - assuming dilution	$(1.37)	$(0.54)

21. Quarterly Financial Information

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide this information.

22. Subsequent Events

Subsequent to December 31, 2018, on January 16, 2019, the Company issued 100 shares of common stock at the original IPO issuance price of $10.00 per share to account for the receipt of a previously delayed subscription stock order form. This equity issuance accounts for the change in our total number of outstanding shares from 3,530,150 as of December 16, 2018, as disclosed in our Form 10-Q for the quarterly period ended September 30, 2018, to 3,530,250 as of April 1, 2019.

On March 25, 2019, the Company announced that it had given formal notice to the Nasdaq Stock Market of its intention to voluntarily delist its common stock from the Nasdaq Capital Market. The Company also announced its intention to deregister its common stock under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company currently anticipates that it will file with the SEC and Nasdaq a Form 25, Notification of Removal of Listing and/or Registration Under Section 12(b) the Exchange Act, relating to the delisting and deregistration on or about April 4, 2019, with the delisting of its common stock taking effect no earlier than ten days thereafter. As a result, the Company expects that the last trading day of its common stock on the Nasdaq Capital Market will be on or about April 15, 2019, after which it will seek quotation of its shares on the OTC Pink Open Market.  Further, on or about April 15, 2019, the Company intends to file a Form 15 with the SEC to suspend the Company's reporting obligations under Section 15(d) of the Exchange Act.