Form 10-K/A
period 2018-12-31
Federal Life Group, Inc.
filed 2019-04-30
CIK 1743886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of April 28, 2019, there were 3,530,250 shares of the registrant's common stock, $.01 par value, outstanding.

Documents incorporated by reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from an amendment to the Form 10-K filed within 120 days after the end of the fiscal year covered by the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Unless expressly indicated or the context requires otherwise, the terms “the Company,” “Federal Life,” “we,” “us,” and “our” in this document refer to Federal Life Group, Inc., a Pennsylvania corporation, and, where appropriate, its wholly owned subsidiaries.

FEDERAL LIFE GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The table below provides information about the directors and executive officers of the Company for the fiscal year ended December 31, 2018. Executive officers serve at the request of our board of directors.

Name	Age (1)	Position	Director/ Officer Since(2)
Joseph D. Austin (3)	91	Director and Executive Chairman	1972
William S. Austin (3)	55	Director, President and Chief Executive Officer	1992
Anders Raaum	54	Chief Financial Officer	2011
Michael Austin (3)	61	Director, Executive Vice President and Chief Marketing Officer	1992
Wayne R. Ebersberger	64	Director	2015
William H. Springer	89	Director	2005
James H. Stacke	80	Director	2005
Craig A. Huff	54	Director	2018
Matthew T. Popoli	43	Director	2018

(1) Age as of April 30, 2019.

(2) The Company was incorporated on September 11, 2018. On December 11, 2018, Federal Life Mutual Holding Company converted from mutual to stock form and became a wholly owned subsidiary of the Company. Prior to the conversion the Company was not engaged in any significant operations and had no assets or liabilities. The term of office reflected for each director and officer prior to 2018 reflect their service in such capacity on behalf of Federal Life Mutual Holding Company or its subsidiaries, Federal Life Insurance Company, Americana Realty Company or FED Mutual Financial Services, Inc.

(3) William S. Austin and Michael Austin are the sons of Joseph D. Austin.

Directors

We believe our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. In this regard, we believe experience, qualifications or skills in the following areas are the most important: the life insurance industry; insurance company operations; financial reporting and investment expertise; legal/regulatory matters relating to life insurance companies; marketing; direct distribution and technology. We seek to select individuals who possess the personal and professional qualifications necessary for service on our board. Set forth below is biographical information for our directors.

Joseph D. Austin

Joseph D. Austin is the Executive Chairman of the Company. Mr. Austin joined Federal Life in 1972 and was elected as Chairman of the Board, President and Chief Executive Officer in June 1977. Mr. Austin holds a Bachelor of Arts degree from the University of Scranton and is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. Prior to joining Federal Life, Mr. Austin served in actuarial, administrative and marketing positions and on the board of directors of several other life insurance companies and as an expert consultant to the U.S. Postal Service.

Mr. Austin was selected to serve on our board of directors because of his business, executive, operational and financial experience with life insurance companies.

William S. Austin

William S. Austin is the President and Chief Executive Officer of the Company. Mr. Austin joined Federal Life in 1990 and served as President and Chief Operating Officer from 2002 to 2018, when he was elected as President and Chief Executive Officer. Mr. Austin is a graduate of Marquette University and has an M.B.A. degree in finance, investments and banking from the University of Wisconsin-Madison. Mr. Austin is a Chartered Life Underwriter and a member of the Society of Financial Services Professionals.

Mr. Austin was selected to serve on our board of directors because of his business, executive and operational experience in the life insurance industry.

Michael Austin

Michael Austin joined Federal Life in 1982 and has served as an Executive Vice President and the Chief Marketing Officer of Federal Life since 2000. Mr. Austin attended Western Illinois University and holds a FINRA Series 6 license and a broker-dealer agency license with FED Mutual Financial Services, Inc., a wholly owned subsidiary of the Company.

Mr. Austin was selected to serve on our board of directors because of his business and sales experience in the life insurance industry and his executive experience with Federal Life Insurance Company.

Wayne R. Ebersberger

Wayne R. Ebersberger has been a member of the board of directors of Federal Life since 2015. Mr. Ebersberger is a certified public accountant (retired) and has a bachelor of business administration degree from the University of Notre Dame. Mr. Ebersberger was a partner of Ernst & Young for over 25 years prior to his retirement in 2015. At Ernst & Young Mr. Ebersberger provided accounting and auditing services to numerous insurance companies, including publicly held companies, foreign companies, and large mutual and nonprofit organizations in the insurance industry.

Mr. Ebersberger was selected to serve on our board of directors because of his financial accounting experience in the insurance industry, including his experience as a certified public accountant auditing publicly traded insurance companies.

William H. Springer

William H. Springer has served on the board of directors of Federal Life since 2005. Mr. Springer is a graduate of Grinnell College and has a Master of Science degree in Management from the Massachusetts Institute of Technology. Mr. Springer was Vice Chairman, Chief Financial and Administrative Officer of Ameritech Corp, a major telecommunications company from January 1, 1984 to July 31, 1991 and was Vice Chairman Finance of Ameritech from August 1, 1991 to July 31, 1992.

Mr. Springer was selected to serve on our board of directors because of his experience as the Chief Financial Officer of a large publicly traded corporation and his knowledge of financial accounting.

James H. Stacke

James H. Stacke has served on the board of directors of Federal Life since 2005. He is a graduate of Yale University and has an MBA from the University of Chicago. Mr. Stacke served as an officer in the U.S. Marine Corps from 1961 through 1964. Mr. Stacke worked for the investment counsel firm Stein Roe and Farnham and its successor firms from 1968 until he retired in 2009. While there, he was named a Partner and Executive Vice President and manager of the Chicago office. He also served as chairman of the compensation committee. Mr. Stacke is a Chartered Financial Analyst and a Chartered Investment Counselor.

Mr. Stacke was selected to serve on our board of directors because of his experience in wealth and investment planning.

Craig A. Huff

Craig A. Huff is a Founder and Managing Partner of Insurance Capital Group, LLC (“ICG”) in 2018 and Co-Founder and Co-CEO of Reservoir Capital Group in 1998. Mr. Huff has served as a Co-CEO of Reservoir Capital Group since August 1, 2007. Mr. Huff serves on the boards of many of Reservoir portfolio companies in industries such as energy, power, insurance, and aircraft leasing and was instrumental in the formation and development of a variety of hedge funds and private investment firms. Prior to founding Reservoir, Mr. Huff was a partner at Ziff Brothers Investments and, prior to business school, served in the U.S. Navy as a nuclear submarine officer and nuclear engineer. Mr. Huff is a graduate of Abilene Christian University and Harvard Business School.

Mr. Huff was selected to serve on our board of directors pursuant to the terms of the Standby Stock Purchase Agreement by and among Federal Life Insurance Company, Federal Life Group, Inc. and ICG, LLC dated March 8, 2018, as amended on October 29, 2018.

Matthew T. Popoli

Matthew T. Popoli is a Founder and Managing Partner of ICG, with 20 years of insurance industry experience with a specialized focus on sponsored demutualizations and similar complex conversion transactions. Prior to founding ICG, Mr. Popoli was a partner and Senior Managing Director at Reservoir Capital Group, which he joined in 2005, and led its financial services investing activities until when he left Reservoir in May 2018 to join ICG. Previously, Mr. Popoli was a Principal at Capital Z Partners and began his career as an investment banker in the insurance group at Morgan Stanley & Co. Mr. Popoli is a graduate of Amherst College, where he received a B.A. in Economics.

Mr. Popoli was selected to serve on our board of directors pursuant to the terms of the Standby Stock Purchase Agreement by and among Federal Life Insurance Company, Federal Life Group, Inc. and ICG dated March 8, 2018, as amended on October 29, 2018.

Executive Officers

Set forth below is biographical information for our executive officers (except for Messrs. Joseph D. Austin, William S. Austin and Michael Austin, whose biographical information is set forth above):

Anders Raaum

Anders Raaum joined Federal Life in 1994 and has served as Chief Financial Officer of since 2011. Mr. Raaum has a Bachelor of Arts degree in Business Administration from the University of Oregon and an M.B.A. in finance, investments and banking from the University of Wisconsin-Madison. Mr. Raaum is a holder of the Chartered Financial Analyst and Chartered Life Underwriter designations and a member of the CFA Institute and the CFA Society of Chicago. Mr. Raaum is also a registered FINRA general securities representative, general securities principal with FED Mutual Financial Services, Inc., and a licensed insurance producer.

Corporate Governance

Composition of the Board of Directors

Our board of directors currently consists of eight directors and is authorized to have up to fifteen members pursuant to our Bylaws. At the 2019 annual meeting of stockholders each of our directors will be assigned to one of three classes, to serve staggered terms with one class of directors being subject to election each year at the annual meeting of shareholders.

Director Independence

According to NASDAQ Marketplace Rule 5615(c) and IM-5615-5, a “controlled company” is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Because ICG controls a majority of our outstanding voting power, we are considered a “controlled company” under the above listed rules. As a result, we are not required to have a majority of our board of directors be independent, nor are we required to have fully independent compensation and nominating committees.

We have undertaken a review of the composition of our board of directors to determine the independence of each of our board members. In doing so, we have considered whether any director has a relationship with us that could compromise that director’s independent judgment in carrying out that director’s responsibilities and all other facts and circumstances that the board of directors deemed relevant in determining independence. After such review, we have affirmatively determined that each of the members of our board of directors, with the exception of Messrs. Joseph D. Austin, William S. Austin and Michael Austin who are employees of the Company, is an independent director under the Nasdaq Marketplace rules. Therefore, despite the controlled company exemption, the majority of our board is comprised of independent directors.

Except for the Austins, there are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

The current standing committees of our board of directors are: the audit committee; the compensation committee; the investment committee; and the nominating and governance committee. Each of these committees operates under a committee charter approved by our board of directors and available on our website at http://ir.federallife.com/corporate-governance/governance-overview. The composition, duties and responsibilities of our committees are as set forth below:

Audit Committee

The audit committee is responsible for the oversight of the integrity of our consolidated financial statements, our systems of internal control over financial reporting, our risk management, the qualifications and independence of our independent registered public accounting firm, the performance of our internal auditor and independent auditor and our compliance with applicable legal and regulatory requirements. The audit committee has the sole authority and responsibility to select, determine the compensation for, evaluate and, when appropriate, replace our independent registered public accounting firm. All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

In order to be considered independent for purposes of Exchange Act Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Our audit committee is composed of Mr. Ebersberger, as chair, and Messrs. Springer, Stacke, and Popoli. Our board of directors has determined that each member meets the definition of “independent director” for purposes of serving on the audit committee under Exchange Act Rule 10A-3 and the NASDAQ Marketplace Rules. In addition, the board of directors has determined that Mr. Ebersberger qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) under Regulation S-K.

Compensation Committee

The compensation committee is responsible for annually reviewing and approving the corporate goals and objectives relevant to the compensation of our Chief Executive Officer and evaluating our Chief Executive Officer’s performance in light of these goals; reviewing the compensation of our executive officers and other appropriate officers; reviewing and reporting to the board of directors on compensation of directors and board committee members; and administering our incentive and equity-based compensation plans.

The compensation committee is chaired by Mr. Stacke. Messrs. Ebersberger, Springer, Popoli and William S. Austin are also members of the compensation committee. Our board of directors has determined that each of the members of the compensation committee, except Mr. William S. Austin, meets the definition of “independent director” under the NASDAQ Marketplace Rules and the Exchange Act.

Investment Committee

The investment committee supports the board of directors in fulfilling its oversight responsibilities relating to: the Company’s investment practices; Federal Life’s technical investment and administrative capabilities and expertise; and compliance by Federal Life with legal and regulatory requirements with respect to investments. Additionally, the investment committee approves investment guidelines and monitor the investments and investment practices of Federal Life for suitability with Federal Life’s liquidity, capital and surplus needs.

In addition to the statutory requirements related to the investment assets of Federal Life, the investment committee has oversight and responsibility for the investment of the proceeds of the Company’s initial public offering (the “IPO”) that were not contributed to our subsidiaries or otherwise deployed in our business. The investment committee also advises the board of directors on dividend policy and other capital management issues.

The investment committee is chaired by William S. Austin. Messrs. Ebersberger, Springer, Stacke, Popoli and Joseph D. Austin are also members of the investment committee.

Nominating and Governance Committee

The nominating and governance committee is responsible for identifying and recommending candidates for election to our board of directors and each committee of our board of directors, developing and recommending corporate governance guidelines to the board of directors, and overseeing performance reviews of the board of directors, its committees and the individual members of the Board.

The nominating and corporate governance committee is chaired by Mr. Springer. Messrs. Ebersberger, Stacke, Popoli and Joseph D. Austin are also members of the committee. Our board of directors has determined that each of the members of the nominating and governance committee, except Joseph D. Austin, meets the definition of “independent director” under the NASDAQ Marketplace Rules and the Exchange Act.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all members of our board of directors, our executive officers, including our principal executive and financial officers, and employees. The Code of Ethics and Business Conduct is available on our website at http://ir.federallife.com/corporate-governance/governance-overview. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at the address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed during 2018 and questionnaires from our directors and executive officers, we determined that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2018, except that: (i) a Form 3 was not filed by Craig A. Huff when he became a director of the Company on December 11, 2018; (ii) a Form 4 was not filed by Matthew T. Popoli to reflect transactions that occurred on December 18, 2018, December 19, 2018, and December 20, 2018; and (iii) a Form 3 and Form 4 were not filed by ICG to reflect transactions that occurred on December 18, 2018, December 19, 2018, and December 20, 2018. However, ICG and each of Messrs. Huff and Popoli filed a Form 5 with the SEC by the required deadline of February 14, 2019, to disclose their updated ownership of the Company’s common stock.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation information for our former and current Chief Executive Officers, our Chief Financial Officer and our Chief Marketing Officer based on compensation earned as an employee of the Company for the year ended December 31, 2018 (collectively, our “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Option Awards(2)	All Other Compensation ($)(3)	Total ($)
Joseph D. Austin	2018	$418,140	—	$600,000	$172,400	$24,969	$1,215,509
Executive Chairman (4)	2017	$418,140	—	—		$25,333	$443,473
William S. Austin	2018	$273,035	$10,000	$366,660	$301,700	$34,271	$985,666
President and Chief Executive Officer	2017	$265,000	—	—	—	$33,184	$298,184
Anders Raaum	2018	$196,366	$7,000	$166,670	$150,850	$6,101	$526,987
Chief Financial Officer	2017	$194,953	—	—	—	$5,813	$200,766
Michael Austin	2018	$245,861	$7,000	$166,670	$150,850	$25,466	$595,847
Executive Vice President and Chief Marketing Officer	2017	$245,861	—	—	—	$24,892	$270,753

(1)

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted during 2018, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). The grant date fair value for stock awards is measured based on the closing price of the Company’s common stock on the date of grant, which was $10.00 per share.

(2)

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of option awards granted during 2018, computed in accordance with FASB ASC 718, based on a price of $4.13 per share. See Note 17—Retirement and Share-based Compensation Plans found in Part II, Item 8, “Consolidated Financial Statements” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended December 31, 2018 for a discussion of the assumptions used in determining the fair value of the option awards.

(3)

For Joseph D. Austin, all other compensation consisted of: (i) a $12,000 car allowance; (ii) $3,719 for club dues and membership fees; and (iii) $9,250 in 401(k) company matching contributions. For William S. Austin all other compensation consisted of (i) a $11,400 car allowance; (ii) $14,066 for club dues and membership fees; and (iii) $8,805 in 401(k) company matching contributions. For Anders Raaum all other compensation consisted of $6,101 in 401(k) company matching contributions. For Michael Austin all other compensation consisted of (i) a $11,400 car allowance; and (ii) $14,066 for club dues and membership fees. All other compensation also includes the Company’s portion of health, dental, life, disability and vision insurance premiums, which is available to all employees of the Company generally.

(4)	Joseph D. Austin served as Chief Executive Officer of the Company until December 11, 2018.

Employment Agreements

We have entered into employment agreements with Joseph D. Austin, William S. Austin and Michael Austin. The employment agreements provide for a base salary to be determined each year by the board of directors. Pursuant to the employment agreements, the executives are eligible to participate in all employee benefit programs of the Company as then in effect. The employment agreements extend for continuous terms of three years (extending each day by an additional day unless notice of non-extension is given by the board of directors, which then sets the term at a fixed three years from the date of notice).

In the event Joseph D. Austin is terminated by the Company without just cause or terminates his employment voluntarily on account of changes in the board of directors of the Company or changes in his responsibilities as Executive Chairman, Mr. Austin shall be entitled to an annual amount of $515,000 paid in monthly installments for a three year period. In the event of the death of Mr. Austin, his legal representative is entitled to $515,000 paid in twelve monthly installments. In the event of Mr. Austin’s disability (as defined in the employment agreement), the Company shall continue his then current base salary for nine months and then 50% of such base salary for the remaining term of the agreement (offset for any payments under a disability plan of the Company).

In the event William S. Austin or Michael Austin is terminated by the Company without just cause or terminates his employment voluntarily due to materially diminished responsibilities, he will be entitled to continuation of his then current base salary (payable in monthly installments) for a three year period and continuation of medical benefits at the same cost as active employees for such three year period. In the event of the death of William S. Austin or Michael Austin, his legal representative is entitled to receive his current base salary paid though the end of the month of the date of his death. In the event of disability of William S. Austin or Michael Austin (as defined in the employment agreement), the Company shall continue to pay his then current base salary for nine months and then 50% of such base salary for the remaining term of the agreement (offset for any payments under a disability plan of the Company).

Pursuant to the employment agreements, the executives are subject to noncompetition provisions during the term of employment and during any period that the executive is receiving severance payments as described above.

The employment agreements require the Company to cover and insure the executive under the insurance maintained to indemnify directors or officers of the Company. In the event of a dispute regarding a termination of employment and payment of severance, the Company shall pay reasonable costs, including attorney’s fees, of the executive, providing the executive prevails in such action.

2018 Bonus Awards

The 2018 bonus awards reflected in the above Summary Compensation Table for Messrs. William S. Austin, Raaum, and Michael Austin reflect one-time discretionary bonus awards in recognition of service to the Company, as approved by the board of directors in 2018 based on individual and company performance in the fiscal year ended December 31, 2017.

2018 Equity Incentive Plan

In connection with the Company’s IPO the board of directors adopted the Federal Life Group, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The following description of the 2018 Plan is qualified in its entirety by its full text.

Purposes.   The purposes of the stock-based incentive plan are to provide incentive compensation to enable the Company to attract and retain highly qualified individuals that will contribute to the Company’s future success and to provide the participants with ownership interests in the Company to align the interests of management and directors with those of the Company’s shareholders.

Administration.   The 2018 Plan is administered by the compensation committee. A majority of members of the compensation committee are disinterested directors. In order to qualify as “disinterested,” a director must qualify as each of the following: (i) a non-employee director under Rule 16b-3 promulgated by the SEC under the Securities Exchange Act of 1934; and (ii) an independent director under the rules and regulations of the NASDAQ Capital Market. Subject to the provisions of the 2018 Plan, the compensation committee will have authority to select employees and non-employee directors to receive awards, to determine the time or times of receipt, to determine the types of awards and the number of shares covered by the awards, and to establish the terms, conditions and provisions of such awards, including qualified performance-based awards.

The compensation committee is authorized to interpret the 2018 Plan, to establish, amend and rescind any rules and regulations relating to the 2018 Plan, to determine the terms and provisions of any award agreements and to make all other determinations that may be necessary or appropriate for the administration of the Plan.

Eligibility.   Eligible participants include directors and employees of the Company and its affiliates. The compensation committee determines the employees and non-employee directors who receive awards under the 2018 Plan.

Duration of Plan.   The 2018 Plan has a term of ten years following its adoption, subject to earlier termination by our board of directors.

Types of Awards.   Awards under the 2018 Plan may be in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-qualified stock options that do not meet the requirements of Section 422 of the Code), and restricted stock.

Authorized Shares Available for Awards Under the Plan.   Under the 2018 Plan, up to 480,000 shares of our common stock may be issued. Awards of stock options under the 2018 Plan cannot exceed 340,000 shares of common stock, and awards of restricted stock cannot exceed 140,000 shares of common stock. If any award under the 2018 Plan otherwise distributable in shares of common stock is surrendered, expires, terminates or is forfeited or canceled, or settled in cash pursuant to the terms of the 2018 Plan, such shares will again be available for award under the 2018 Plan. In addition, shares used to pay the exercise price for an option and shares used to satisfy the tax withholding requirements for any award shall become available for reissuance under the 2018 Plan. Common stock awards covering more than 125,000 shares in the aggregate may not be granted to an individual in any calendar year. If there is a change in our outstanding common stock by reason of a stock dividend, split, spinoff, recapitalization, merger, consolidation, combination, extraordinary dividend, exchange of shares, other change affecting the outstanding shares of common stock as a class without the receipt of consideration, or an equity restructuring within the meaning of certain accounting rules, the aggregate number of shares with respect to which awards may be made under the 2018 Plan, the terms and number of shares outstanding under any award, the exercise or base price of a stock option, and the share limitations set forth above will be appropriately adjusted by the compensation committee. The compensation committee will also make appropriate adjustments as described in the event of any distribution of assets to shareholders other than a normal cash dividend.

Stock Options.   The 2018 Plan authorizes the award of both non-qualified stock options and incentive stock options. Stock options awarded under the 2018 Plan will entitle the holder to purchase a specified number of shares of common stock at the exercise price stated in the agreement after a certain date and subject to other terms. Incentive stock options are options that meet the requirements of Section 422 of the Code. Non-statutory stock options are options that are not intended to or do not meet the requirements of Section 422 of the Code. Incentive stock options can only be issued to employees; such awards are not permitted to be provided to directors. The exercise price of any options awarded cannot be less than the fair market value of the common stock at the date of the grant (110% of fair market value in the case of an incentive stock option granted to a “10% owner” within the meaning of Section 422 of the Code). The term during which an incentive stock option can be exercised will be determined by the compensation committee. In no case can a participant exercise an option more than ten years after the date of grant (five years in the case of an incentive stock option awarded to a 10% owner). Shares may be purchased under each stock option at any time after the date the option first becomes exercisable. The compensation committee shall determine the vesting schedule for all stock options. An optionee may pay the exercise price for options in cash, by actual or constructive delivery of stock certificates for previously-owned shares of our stock, or by means of a cashless exercise or net exercise. The 2018 Plan permits us to withhold a sufficient number of shares to cover the amount of taxes required to be withheld upon exercise of an option.

Incentive stock options do not result in taxable income to the option holder upon exercise of the option and do not result in tax deductions to the Company unless the option holder fails to comply with Section 422 of the Code. Assuming compliance with Section 422 of the Code, upon the sale of stock acquired through the exercise of an incentive stock option, the seller will recognize capital gains equal to the excess, if any, of the sale price over the exercise price. To comply with Section 422 of the Code, the option holder must hold any shares acquired under the option for a period of two years from the date of the stock option award and for more than one year from the date the shares are acquired through the exercise of the option. Upon the exercise of a nonqualified stock option, the option holder will recognize ordinary income equal to the excess of the fair market value of the stock on the exercise date over the exercise price.

Restricted Stock.   The 2018 Plan authorizes the compensation committee to grant to employees and non-employee directors shares of restricted stock. Restricted stock awards are the award of shares of Company stock in which the recipient’s ownership rights in the stock are restricted until the shares vest (or lapse in restrictions). The committee will determine the vesting period and any specific conditions or performance goals which must be satisfied prior to the vesting of all or a portion of the restricted shares. The grantee will have the right to vote the shares of restricted stock and, if provided for by the compensation committee, the right to receive dividend equivalents on the shares, either currently or on a deferred basis. The grantee may not sell or otherwise dispose of restricted stock until the conditions imposed by the committee have been satisfied. Once the vesting requirements are met, an individual owns the shares outright and may treat them as he/she would any other share of stock. The recipient is deemed to receive ordinary income equal to the fair market value of the underlying shares of restricted stock on the date the restrictions lapse. Generally, the Company will be entitled to a deduction for federal income tax purposes in connection with an award equal to the amount of any ordinary income the participant recognizes.

Termination of Service Events.   The committee may specify in each award agreement the impact of termination of service of a participant upon outstanding awards under the 2018 Plan. Unless provided otherwise in the award agreement, the following provisions shall apply:

•

Death or Disability — All awards immediately vest. Incentive stock options and non-statutory stock options become exercisable for a one-year period (except in the case of non-statutory stock options a three-year period if the participant is eligible for retirement at the time of death or disability), or, if sooner, the expiration of the option or right;

•

Retirement — All awards with the exception of incentive stock options continue to vest. Incentive stock options shall immediately vest and are exercisable for a period of three months or the option expiration date if shorter. Non-statutory stock options, once vested, will be exercisable for one year, or the expiration date of the award if sooner, unless the participant enters into an agreement with the consent of the compensation committee that could extend the exercise period for five years. Such agreement will include non-disparagement, non-solicitation, non-competition and other restrictive provisions as the committee deems appropriate;

•

General Termination — Vested incentive stock options and non-statutory stock options are immediately exercisable for a period of three months (incentive stock options) or two years (non-statutory stock options), or the expiration date of the options or awards, if sooner. All unvested awards are forfeited and immediately expire, unless terminated without cause;

•

Resignation or Termination for Cause — Vested incentive stock options and non-statutory stock options are immediately exercisable for a period of 30 days, or the expiration date of the options or awards, if sooner. All unvested awards are forfeited and immediately expire; and

•	Termination for Cause — All options and restricted shares are forfeited and immediately expire.

If an option will expire as a result of a participant’s termination of service, and the participant is prohibited at that time from exercising the option under federal securities laws, the expiration date of the option or right is automatically extended for a period ending 30 days following the date that it first becomes exercisable (but not beyond the original expiration date of the award).

Change of Control Events.   The compensation committee may, in connection with a change of control: (i) arrange for the cancellation of outstanding awards in consideration of a payment in cash, property, or both, with an aggregate value equal to each award; (ii) substitute other property, including cash or other securities of the Company or another entity, in exchange for our shares underlying outstanding awards; (iii) arrange for the assumption of outstanding awards by another entity or the replacement of awards with other awards for securities of another entity; and (iv) after providing notice to participants and an opportunity to exercise outstanding options and rights, provide that all unexercised options and rights will be cancelled upon the date of the change of control or such other date as specified by it. Unless provided otherwise in the applicable award agreement, in the event of a change of control, all awards under the 2018 Plan, other than awards subject to performance criteria, shall become fully exercisable and vested unless the successor company assumes the award (or issues a substitute award). Any award subject to performance criteria shall be vested on a  pro rata  basis based on performance to date. If the successor company assumes an award (or issues a substitute award) and the participant is terminated without cause within 12 months following the change in control, then: (i) all options held by the participant will be fully vested and may be exercised for two years after the termination, or, if sooner, until the expiration of the applicable award; and (ii) all restricted stock held by the participant shall be vested. The consummation of the transactions contemplated by the standby purchase agreement shall not constitute a change in control.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the number of shares of restricted stock and options to purchase shares of our common stock that were awarded to our executive officers and directors during 2018:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested(2)	Market Value of Sharesof Stock That Have Not Vested(3)
Joseph D. Austin	—	40,000	$10.00	12/10/2028	60,000	$677,400
William S. Austin	—	70,000	$10.00	12/10/2028	36,666	$413,959
Anders Raaum	—	35,000	$10.00	12/10/2028	16,667	$188,170
Michael Austin	—	35,000	$10.00	12/10/2028	16,667	$188,170
Wayne R. Ebersberger	—	11,667	$10.00	12/10/2028	—	$—
William H. Springer	—	11,667	$10.00	12/10/2028	—	$—
James H. Stacke	—	11,667	$10.00	12/10/2028	—	$—

(1)

Option awards were granted on December 11, 2018, under the 2018 Equity Incentive Plan and will vest in four equal annual installments, starting on December 11, 2019. There are no performance conditions attached to the vesting of the awards.

(2)

Restricted stock awards were granted on December 11, 2018, in connection with the 2018 Equity Incentive Plan and will vest in four equal annual installments, starting on December 11, 2019. There are no performance conditions attached to the vesting of the awards.

(3)

The dollar amounts shown were determined by multiplying the number of shares of stock that have not vested, as disclosed in the previous column, by $11.29, the closing price of Federal Life’s common stock on December 31, 2018, the last trading day of the Company’s fiscal year.

Director Compensation

In 2018, each of our non-employee directors received an annual retainer of $4,000. In addition, each committee chair received a fee of $700 per committee meeting. Each of our non-employee directors received a fee of $5,750 for each board meeting attended and a fee of $700 per committee meeting attended. The table below summarizes the total compensation earned by our non-employee directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash	Non-Equity Incentive Plan Compensation(1)	Total
Wayne R. Ebersberger	$38,350	$—	$38,350
William H. Springer	$36,950	$—	$36,950
James H. Stacke	$36,950	$—	$36,950
Craig A. Huff(1)	$—	$—	$—
Matthew T. Popoli(1)	$—	$—	$—

(1)	Messrs. Huff and Popoli joined the board of directors on December 11, 2018.

Board Role in Risk Oversight

Our board of directors has an active role, as a whole and at the committee level, in overseeing the management of our risks. Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy. Our audit committee receives reports from our management relating to enterprise risk management and oversees the implementation of risk mitigation strategies by our management. Our compensation and nominating and governance committees are responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the risks associated with the independence of our board of directors and potential conflicts of interest. Our investment committee is responsible for monitoring risks related to our investments and loan practices. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through discussions from committee members about such risks.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information as of April 28, 2019 (the “Table Date”), unless otherwise indicated, regarding the beneficial ownership of Federal Life common stock by: (i) each person that the Company believes beneficially holds more than 5% of the outstanding shares of Federal Life common stock based solely on Federal Life’s review of filings with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act; (ii) each director; (iii) each named executive officer listed in the table entitled “Summary Compensation Table” under the section entitled “Executive Compensation”; and (iv) all directors and executive officers as a group. As of the Table Date, 3,530,250 shares of Federal Life common stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Federal Life common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o Federal Life Group, Inc., 3750 West Deerfield Road, Riverwoods, Illinois, 60015.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent Of Common Stock Outstanding
Joseph D. Austin	100,000	2.8%
William S. Austin	61,000	1.7%
Michael Austin	50,000	1.4%
Wayne R. Ebersberger	5,000	*
Matthew T. Popoli(2)(3)	2,825,500	80%
Insurance Capital Group, LLC(3)	2,825,500	80%
Anders Raaum	12,000	*
William H. Springer	5,000	*
James H. Stacke	5,000	*

* Represents less than 1% of the issued and outstanding shares of Federal Life common stock as of the Table Date.

(1)	Excludes all restricted stock awards, as none are scheduled to vest within 60 days after the Table Date.

(2)

Mr. Popoli is the controlling owner of ICG and as such may be deemed to beneficially own all of the shares held directly by ICG. Mr. Popoli does not own any shares for his own account and specifically disclaims beneficial ownership of the shares listed in this table.

(3)	The principal address for Mr. Popoli and ICG is: 767 Fifth Avenue, 16th Floor, New York, New York 10153.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	355,000	$10.00	125,000

(1)

The weighted-average exercise price is calculated based solely on the exercise price of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding restricted stock awards, which have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Effective June 29, 2018, the Company issued an exchangeable promissory note to ICG with a principle amount up to $2.0 million and a 3.75% interest rate. The $1.05 million that was outstanding as of the IPO date on December 11, 2018, converted into 105,000 shares of common stock of the Company.

Limitations of Liability and Indemnification Matters

Our articles of incorporation and bylaws limit the liability of our directors to the fullest extent permitted by Pennsylvania Business Corporation Law (“PBCL”) and provide that we will indemnify our officers and directors to the fullest extent permitted by the PBCL.

We are not required to provide indemnification under our indemnification agreements for certain matters, including (i) indemnification beyond that permitted by the PBCL, (ii) indemnification in connection with certain proceedings or claims initiated by the person seeking indemnification, (iii) indemnification related to an accounting of profits under Section 16(b) of the Exchange Act, (iv) indemnification for liabilities for which the indemnified person has received payment under any insurance policy as may exist for such person’s benefit, or other indemnity provision, or (v) indemnification where a final decision by a court having jurisdiction in the matter shall determine that such indemnification is not lawful.

We also maintain director and officer liability insurance.

Related Party Transaction Approval Policy

The Company does not have a formal policy in place regarding the approval of related party transactions but considers any potential related party transaction on a case by case basis at the executive officer level.

The Company may enter into additional agreements with ICG, its majority shareholder, in the future. Any such agreement would be entered into on an arms-length basis and on terms no less favorable to the Company than it could obtain from an unrelated third party. Any agreement between the Company and ICG would be subject to prior approval by the Illinois Director of Insurance.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fees

Set forth below is a summary of the fees earned by our independent registered public accounting firm, BKD, LLP, for fiscal years 2018 and 2017.

	2018	2017
	(In thousands)
Audit Fees	$555	$147
Audit-Related Fees	—	—
Tax Fees	24	20
All Other Fees	—	1
Total	$579	$168

Audit Fees. Audit fees consist primarily of fees billed for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our initial public offering Form S-1, quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC and work performed by tax professionals in connection with the audits and quarterly reviews.

Audit-Related Fees. The Company did not incur any audit-related fees in 2017 or 2018.

Tax Fees. Tax fees include all services performed by the firm’s tax division other than those related to the audit of financial statements.

All Other Fees. Other fees consist primarily of all fees billed for products and services provided by the firm other than those reported above.

The audit committee is responsible for approving in advance any services to be performed by the independent registered public accounting firm. The audit committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full audit committee at its scheduled meetings. Each of these services must receive specific pre-approval by the audit committee or its delegate unless the audit committee has provided general pre-approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations. All of the services described above were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

We have filed the following documents as part of this report:

1. Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets*
Consolidated Statements of Income*
Consolidated Statements of Comprehensive Income*
Consolidated Statements of Stockholders' Equity*
Consolidated Statements of Cash Flows*
Notes to Consolidated Financial Statements*

*	Previously filed with our Annual Report on Form 10-K filed with the SEC on April 1, 2019, which is being amended hereby.

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Federal Life Mutual Holding Company Plan of Conversion from Mutual Holding Company to Stock Form adopted March 8, 2018, as amended**

3.1	Amended and Restated Articles of Incorporation of Federal Life Group, Inc.**

3.2	Bylaws of Federal Life Group, Inc.**

4.1	Form of Stock Certificate of Federal Life Group, Inc.**

4.2	Exchangeable Promissory Note issued by Federal Life Mutual Holding Company to Insurance Capital Group, LLC**

10.1	Federal Life Group, Inc. 2018 Equity Incentive Plan**

10.2	Form of Non-Qualified Stock Option Award Agreement under the Federal Life Group, Inc. 2018 Equity Incentive Plan**

10.3	Form of Restricted Stock Award Agreement under the Federal Life Group, Inc. 2018 Equity Incentive Plan**

10.4	Reinsurance Agreement dated August 26, 2016 between Federal Life Insurance Company and Optimum Re Insurance Company, as amended.****

10.5

Standby Stock Purchase Agreement dated as of March 9, 2018, by and among Federal Life Insurance Company, Federal Life Mutual Holding Company, Federal Life Group, Inc., and Insurance Capital Group, LLC, as amended****

10.5(a)

Second Amendment to Standby Stock Purchase Agreement dated as of October 29, 2018, by and among Federal Life Insurance Company, Federal Life Mutual Holding Company, Federal Life Group, Inc., and Insurance Capital Group, LLC**

10.6	Executive Agreement dated November 15, 2018 between Joseph D. Austin and Federal Life Group, Inc.***

10.7	Executive Agreement dated November 15, 2018 between William S. Austin and Federal Life Group, Inc.***

10.8	Executive Agreement dated November 15, 2018 between Michael Austin and Federal Life Group, Inc.***

10.9	Escrow Agreement dated September 12, 2018, among Griffin Financial Group, LLC, Federal Life Insurance Company, Federal Life Group, Inc., and Computershare Trust Company, N.A.****

21.1	Subsidiaries of Federal Life Group, Inc.****

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Previously filed with our Annual Report on Form 10-K filed April 1, 2109

**Incorporated by reference from Form S-1/A filed October 30, 2018

***Incorporated by reference from Form 8-K filed December 17, 2018

****Incorporated by reference from Form S-1 filed October 11, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2019.

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

Signature	Title (Capacity)	Date

/s/ William S. Austin	President and Chief Executive Officer,	April 30, 2019
William S. Austin	(Principal Executive Officer), Director

/s/ William S. Austin	Executive Chairman	April 30, 2019
Joseph D. Austin

/s/ William S. Austin	Chief Financial Officer	April 30, 2019
Anders Raaum	(Principal Financial Officer)

/s/ William S. Austin	Director	April 30, 2019
Michael Austin

/s/ William S. Austin	Director	April 30, 2019
Wayne R. Ebersberger

/s/ William S. Austin	Director	April 30, 2019
William H. Springer

/s/ William S. Austin	Director	April 30, 2019
James H. Stacke

/s/ William S. Austin	Director	April 30, 2019
Matthew T. Popoli

/s/ William S. Austin	Director	April 30, 2019
Craig A. Huff