Form 10-Q
period 2019-03-31
Federal Life Group, Inc.
filed 2019-05-20
CIK 1743886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(847) 520-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01	FLFG	OTC Pink Open Market

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

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 20, 2019, there were 3,530,250 shares of the registrant’s common stock, $.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL LIFE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: 2019, $192,573; 2018, $187,035)	$195,753	$184,475
Equity securities, at fair value	3,806	6,004
Policy loans	9,488	9,581
Other invested assets	536	202
Total investments	209,583	200,262
Cash and cash equivalents	29,842	33,252
Real estate, property and equipment, net	2,093	2,130
Accrued investment income	2,069	1,908
Accounts receivable	527	498
Reinsurance recoverables	3,521	3,556
Prepaid reinsurance premiums	1,467	1,418
Deferred policy acquisition costs, net	12,832	13,533
Deferred sales inducement costs, net	1,415	1,348
Deferred tax asset, net	–	492
Other assets	608	511
Separate account asset	22,922	20,819
Total Assets	$286,879	$279,727
Liabilities
Policy liabilities and accruals:
Policyholder account balance	$117,995	$116,298
Future life policy benefits	71,444	71,992
Future accident and health policy benefits	355	345
Reserve for deposit type contracts	10,504	10,587
Other policyholder funds	998	1,398
Unearned revenue	1,342	1,367
Deferred reinsurance settlements	2,563	2,641
Deferred tax liability, net	79	–
Other liabilities	1,513	1,360
Separate account liability	22,922	20,819
Total Liabilities	229,715	226,807
Equity
Common stock, par value $.01 per share, 4,010,250 shares authorized; issued and outstanding:
2019 - 3,530,250
2018 - 3,530,150	35	35
Additional paid-in capital	33,110	33,076
Retained earnings	22,796	21,774
Accumulated other comprehensive income (loss)	1,223	(1,965)
Total Equity	57,164	52,920
Total Liabilities and Equity	$286,879	$279,727

See accompanying notes to unaudited consolidated financial statements

FEDERAL LIFE GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Insurance revenues	$2,120	$2,744
Net investment income	2,201	2,107
Net investment gains	574	90
Other revenues	26	49
Total Revenues	4,921	4,990
Benefits and expenses
Policyholder benefits	1,954	3,095
Interest credit to policyholders	70	(48)
Operating costs and expenses	2,459	2,241
Amortization of deferred acquisition and sales inducement costs	371	374
Taxes, licenses and fees	189	197
Dividends to policyholders	18	18
Total Benefits and Expenses	5,061	5,877
Net loss before taxes	(140)	(887)
Tax expense (benefit)	(2)	3
Net loss	$(138)	$(890)
Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) arising during the period (net of tax)	4,997	(4,847)
Adjustment to deferred acquisition costs (net of tax)	(649)	582
Other Comprehensive Income (Loss)	4,348	(4,265)
Comprehensive Gain (Loss)	$4,210	$(5,155)

Earnings per common share for the periods (Note 12):	Three months ended March 31,	Pro forma for the three months ended March 31,
	2019	2018
Basic loss per common share	$(0.04)	$(0.25)
Diluted loss per common share	$(0.04)	$(0.25)

See accompanying notes to unaudited consolidated financial statements

FEDERAL LIFE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(Dollars in thousands)
Balance, December 31, 2017	–	$–	$–	$4,757	$26,600	$31,357
Net loss for the period	–	–	–	–	(890)	(890)
Other comprehensive loss	–	–	–	(4,265)	–	(4,265)
Balance, March 31, 2018	–	$–	$–	$492	$25,710	$26,202

Balance, December 31, 2018	3,530,150	$35	$33,076	$(1,965)	$21,774	$52,920
Net loss for the period	–	–	–	–	(138)	(138)
Paid in capital	100	–	34	–	–	34
Cumulative net effect of adoption of new accounting principle	–	–	–	(1,160)	1,160	–
Other comprehensive income	–	–	–	4,348	–	4,348
Balance, March 31, 2019	3,530,250	$35	$33,110	$1,223	$22,796	$57,164

See accompanying notes to unaudited consolidated financial statements

FEDERAL LIFE GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(138)	$(890)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment gains, net	(574)	(90)
Amortization on investments	(11)	(21)
Depreciation	47	68
Stock-based compensation	145	–
Deferred insurance acquisition costs	(482)	(506)
Deferred sales inducement costs	(76)	(99)
Interest and amortization of deferred acquisition and sales inducement costs	371	374
Change in value of derivatives and other	(314)	101
Change in accrued investment income	(162)	(25)
Change in receivables	(29)	(654)
Change in reinsurance recoverable	35	75
Change in prepaid reinsurance premiums	(49)	(46)
Change in policy benefits	(937)	(146)
Change in unearned revenue	(25)	(36)
Change in deferred reinsurance settlements	(77)	(75)
Change in other	(57)	45
Net cash used in operating activities	(2,333)	(1,925)
Cash flows from investing activities:
Proceeds from investments sold or matured:
Fixed maturity securities	3,768	5,614
Equity securities	2,827	–
Derivatives	77	128
Policy loans	94	102
Costs of investments purchased:
Fixed maturity securities	(9,286)	(6,093)
Equity securities	(35)	–
Derivatives	(127)	(111)
Real estate additions	(1)	(19)
Purchase of property and equipment	(9)	(24)
Net cash used in investing activities	(2,692)	(403)
Cash flows from financing activities:
Policyholder account balances:
Deposits	3,321	4,459
Withdrawals	(1,707)	(2,417)
Net proceeds received from issuance of shares of common stock	1	–
Net cash provided by financing activities	1,615	2,042
Net decrease in cash	(3,410)	(286)
Cash, beginning of period	33,252	4,085
Cash, end of period	$29,842	$3,799
Supplemental disclosures of cash flow information
Supplemental non-cash activity:
Deferral of sales inducements	$76	$99

See accompanying notes to unaudited consolidated financial statements

FEDERAL LIFE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1.	Organization and Basis of Presentation

Federal Life Group, Inc. (“FLG”, “we”, “us”, “our” or the “Company”) is a Pennsylvania corporation organized to be the stock holding company for Federal Life Mutual Holding Company and its subsidiaries (the “Predecessor”) following the 2018 conversion of Federal Life Mutual Holding Company from mutual to stock form (the “Conversion”). Federal Life Mutual Holding Company was subsequently renamed Federal Life Holding Company after the Conversion. Prior to the Conversion, FLG was not engaged in any significant operations and did not have any assets or liabilities. After the Conversion, which was completed on December 11, 2018, when FLG issued 3,530,150 shares at $10.00 per share for gross proceeds of $35.3 million, FLG’s primary assets are the outstanding capital stock of the Predecessor and a portion of the net proceeds of the Company’s initial public offering (“IPO”), which was completed on December 11, 2018. Prior to the Conversion, FLG was a direct, wholly-owned subsidiary of the Predecessor. Following the Conversion, the Company reorganized its corporate structure so that the Predecessor is a direct, wholly owned subsidiary of FLG. FLG now contains the accounts of its Predecessor and those accounts are now consolidated with those of FLG within the accompanying financial statements. The reorganization is considered a transaction between entities that are under common control. As a result, the consolidated financial statements prior to the IPO and the reorganization have been presented at their historical amounts.

The accompanying consolidated financial statements include the accounts of FLG and its subsidiaries, Federal Life Holding Company; FEDHO Holding Company (“FEDHO”); Federal Life Insurance Company (“Federal Life”); FED Mutual Financial Services, Inc. (“FED Mutual”); and Americana Realty Company (“Americana”). Additionally, the IPO described above resulted in a change in control according to Business Combinations (Topic 805), however, the Company elected not to apply push down accounting. Accordingly, the consolidated financial statements are presented at the Company’s historical carrying amounts. All intercompany transactions and balances have been eliminated in consolidation.

Federal Life, a subsidiary of Federal Life Holding Company, completed a reorganization in 2016 in which it converted from a mutual to a stock insurance company within a newly created mutual holding company structure. As part of this reorganization, Federal Life Mutual Holding Company was formed as an Illinois mutual insurance holding company and Federal Life continued its existence as an Illinois stock life insurance company. All of the shares of Federal Life were issued to FEDHO, an intermediate holding company that, in turn, is a wholly-owned subsidiary of the Federal Life Holding Company. Federal Life has two wholly-owned non-insurance subsidiaries, Americana and FED Mutual, discussed further below.

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

FED Mutual is a FINRA licensed broker/dealer that was established to distribute Federal Life’s variable annuity products.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The December 31, 2018 consolidated balance sheet data was derived from audited consolidated financial statements for the year ended December 31, 2018, which include all disclosures required by GAAP.

For further information related to a description of areas of judgement and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most significant estimates include those used in determining the capitalization and amortization of deferred policy acquisition costs (“DAC”), the valuation of investments, future policy benefits (traditional life contracts, immediate annuities, supplemental contracts with life contingencies, and accident and health), the fair value of stock-based compensation awards, and the provision for income taxes. Actual results could differ from those estimates.

Emerging Growth Company

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). As an emerging growth company, the Company utilizes the extended transition period provided in the Securities Act of 1933 for complying with new or revised accounting standards. Under this accommodation, the Company may early adopt a new or revised accounting standard only if early adoption is permitted by the standard. Changes in accounting principles issued but not yet adopted described below reflect the Company’s status as an Emerging Growth Company and the extended adoption period allowed for such companies.

Smaller Reporting Company

Additionally, the Company qualifies as a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K. In some instances, this permits the Company to provide scaled disclosures under Regulation S-K and Regulation S-X.

Investments

Realized capital gains and losses on sales of investments include fixed maturity securities with calls and prepayments and are determined on the basis of specific security identification.

Equity securities are carried at fair value. Beginning with the adoption of Accounting Standards Update (“ASU”) No. 2016-01 on January 1, 2019, changes in the fair value of equity securities are recognized through net income. Prior to January 1, 2019, unrealized gains or losses were recorded in accumulated other comprehensive income (loss) (“AOCI”). Additionally, in connection with the adoption of ASU No. 2016-01, effective January 1, 2019, the Company has reclassified its investment in Federal Home Loan Bank (“FHLB”) common stock from equity securities to other invested assets. These investments are carried at redemption value. The carrying value of these investments at December 31, 2018 was $10,000.

3.	Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-09, “Compensation - Stock Compensation”: Improvements to Employee Shared-Based Payment Accounting.  The aspects of accounting guidance affected by this ASU are income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU in the fourth quarter of fiscal 2018 upon the issuance of restricted stock and stock options to our employees. The adoption of the ASU did not have an impact on our financial statements as we did not previously have stock compensation. The Company has elected to account for forfeitures when they occur.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate described in the “Income Tax Reform” section below is recorded. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the Tax Act is recognized. The Company early adopted ASU No. 2018-02 effective December 31, 2017 using the portfolio method, which resulted in the reclassification of $805,000 of stranded tax effects from AOCI to retained earnings within the Company’s consolidated financial statements.

In May 2014, the FASB issued an ASU 2014-09 “Revenue from Contracts with Customers,” related to revenue arising from contracts with customers. This ASU, which replaces most current revenue recognition guidance, including industry specific guidance, prescribes that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this ASU on January 1, 2019. The adoption of this ASU had no impact on our consolidated financial statements as revenues related to insurance contracts and investment contracts are excluded from its scope.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU No. 2016-01 is effective for non-public companies for annual periods beginning after December 15, 2018. We adopted this guidance effective January 1, 2019 with no material impact to our consolidated financial statements. Changes in fair value of equity securities, previously recognized through other comprehensive income (loss), are now recognized in net investment gains. We also recorded a cumulative effect adjustment to increase retained earnings by $1,160,000, net of tax, as of January 1, 2019 for unrealized gains previously recognized in AOCI. For additional information, please see Note 7.

Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 “Leases”, that will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, This ASU affects accounting and disclosure more dramatically for lessees as accounting for lessors is mainly unchanged. This ASU is effective January 1, 2020. At this time, we do not believe the adoption of ASU No. 2016-02 will have an impact on the Company’s consolidated financial statements, as we do not have any material leases.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses of Financial Instruments,” which provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposure. The model requires an entity to estimate lifetime credit losses related to such assets and exposure based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than- temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment and replaces existing guidance for purchased credit deteriorated loans and debt securities. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2020 with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

4.Investments and Related Income

The Company’s principal investments are in fixed income securities, equity securities, and policy loans.

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of the Company’s fixed maturity securities as of March 31, 2019 and December 31, 2018. Equity securities were removed from this table upon adoption of ASU No. 2016-01 at January 1, 2019.

	March 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government	$4,060	$136	$(92)	$4,104
States, political subdivisions, other	33,699	778	(90)	34,387
Corporate	109,523	2,211	(749)	110,985
Residential mortgage-backed securities	39,703	990	(92)	40,601
Commercial mortgage-backed securities	5,588	137	(49)	5,676
Total fixed maturity securities	$192,573	$4,252	$(1,072)	$195,753

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government	$4,063	$142	$(148)	$4,057
States, political subdivisions, other	30,881	472	(364)	30,989
Corporate	108,664	617	(2,995)	106,286
Residential mortgage-backed securities	37,755	455	(688)	37,522
Commercial mortgage-backed securities	5,672	73	(124)	5,621
Total fixed maturity securities	187,035	1,759	(4,319)	184,475
Equity securities	4,514	1,528	(38)	6,004
Total fixed maturity and equity securities	$191,549	$3,287	$(4,357)	$190,479

The scheduled maturities for fixed income securities as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$6,699	$6,795	$5,998	$6,041
Due after one year through five years	34,683	35,506	37,917	38,032
Due after five years through ten years	77,014	77,945	74,274	72,209
Due after ten years	28,886	29,230	25,419	25,050
Mortgage-backed securities	45,291	46,277	43,427	43,143
Total	$192,573	$195,753	$187,035	$184,475

Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

The following table presents the sources of investment proceeds and the related gross realized investment gains (losses) for the three month periods ended March 31, 2019 and March 31, 2018, respectively:

	Three Months Ended
	March 31, 2019
	Fixed	Equity	Derivative
	Maturities	Securities	Instruments
	(Dollars in thousands)
Proceeds from sales or maturities	$3,768	$2,827	$77
Gross gains from sales or maturities	11	715	107
Gross losses from sales or maturities	(2)	(12)	(140)

	Three Months Ended
	March 31, 2018
	Fixed	Equity	Derivative
	Maturities	Securities	Instruments
	(Dollars in thousands)
Proceeds from sales or maturities	$5,614	$–	$128
Gross gains from sales or maturities	48	–	226
Gross losses from sales or maturities	(33)	–	(151)

For the three month period ended March 31, 2019, the Company also recognized $105,000 of unrealized losses on equity securities in net investment gains in accordance with the adoption of ASU 2016-01.

For the three month periods ended March 31, 2019 and March 31, 2018 the Company did not recognize any impairment losses.

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

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018. Equity securities were removed from this table upon adoption of ASU No. 2016-01 at January 1, 2019.

March 31, 2019	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
U.S. government	$–	$–	$2,960	$(92)	$2,960	$(92)
States, political subdivisions, other	3,045	(8)	5,619	(82)	8,664	(90)
Corporate	4,990	(46)	25,724	(703)	30,714	(749)
Residential mortgage-backed securities	–	–	10,164	(92)	10,164	(92)
Commercial mortgage-backed securities	50	(2)	2,474	(47)	2,524	(49)
Total	$8,085	$(56)	$46,941	$(1,016)	$55,026	$(1,072)

December 31, 2018	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
U.S. government	$–	$–	$2,907	$(148)	$2,907	$(148)
States, political subdivisions, other	6,106	(103)	9,339	(261)	15,445	(364)
Corporate	49,193	(1,886)	14,228	(1,109)	63,421	(2,995)
Residential mortgage-backed securities	9,401	(158)	13,065	(530)	22,466	(688)
Commercial mortgage-backed securities	2,003	(45)	1,502	(79)	3,505	(124)
Equity securities	379	(38)	–	–	379	(38)
Total	$67,082	$(2,230)	$41,041	$(2,127)	$108,123	$(4,357)

It is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases, which may be maturity.

Net Investment Income

Net investment income for the three month periods ended March 31, 2019 and March 31, 2018, respectively, is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Fixed maturity securities	$1,835	$1,869
Equity securities	31	37
Real estate	26	37
Cash equivalents	153	8
Policy loans	174	176
Other	128	140
Subtotal	2,347	2,267
Investment expense	(146)	(160)
Net investment income	$2,201	$2,107

Unrealized Capital Gains (Losses)

The following table shows the unrealized net capital gains and losses included in AOCI at March 31, 2019 and December 31, 2018. Equity securities were removed from this table upon adoption of ASU No. 2016-01 at January 1, 2019.

	March 31, 2019
				Net
	Fair	Gross Unrealized		Unrealized
	Value	Gains	Losses	Gain (Loss)
	(Dollars in thousands)
Fixed income securities	$195,753	$4,252	$(1,072)	$3,180
Net unrealized capital gains				$3,180

	December 31, 2018
				Net
	Fair	Gross Unrealized		Unrealized
	Value	Gains	Losses	Gain (Loss)
	(Dollars in thousands)
Fixed income securities	$184,475	$1,759	$(4,319)	$(2,560)
Equity securities	6,004	1,528	(38)	1,490
Net unrealized capital gains				$(1,070)

At March 31, 2019 and December 31, 2018, securities with a market value of approximately $4.6 million and $4.5 million, respectively, were on deposit with governmental agencies as required by State Insurance Departments.

Credit Risk

The Company generally strives to maintain a diversified invested asset portfolio but is exposed to credit and other types of risks related to its holding in fixed income and equity securities. Such risk may be related to individual companies, sectors, or entire asset classes. The Company manages this risk by holding a diversified portfolio of securities and sectors and by limiting the amount of exposure to a single issuer of credit. For March 31, 2019 and December 31, 2018, approximately 24% and 23%, respectively, of the Company’s investments in fixed maturities were invested in commercial and residential mortgage-backed securities and approximately 56% and 57% in corporate bonds. Approximately 5% of the fixed income maturities were rated below investment grade. There is certain concentration risk from investments in companies that are engaged in similar activities and have similar economic characteristics. The largest corporate bond sector exposures at March 31, 2019 are consumer non-cyclical consisting of 10% of the total fixed income portfolio, banks 6%, communications 5%, real estate 5%, and energy 5%. The largest corporate bond sector exposures at December 31, 2018 were consumer non-cyclical consisting of 11% of the total fixed income portfolio, banks 6%, communications 6%, energy 5%, and real estate 5%. The Company uses equity index options to fully hedge its equity market exposure to index annuity products. These are exchange-traded options and there is no credit risk.

5.	Derivative Instruments

The Company uses derivatives to hedge its equity market exposure to index annuity products which are contracts that earn a return based on the change in the value of the S&P 500 index between annual index point dates. The Company buys and sells listed equity and index call options and call option spreads and there is no credit risk. The net premium is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on the Company’s balance sheet. At March 31, 2019 and December 31, 2018, these derivative hedges had a net market value of $0.5 million and $0.2 million, with notional amounts of $13.2 million and $12.7 million on call options purchased and $9.1 million and $8.8 million on call options written, respectively. Derivative instruments are included in other invested assets on the consolidated balance sheets.

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

Policy loans: The carrying value of policy loans approximates fair value.

Other invested assets: Fair values of derivative instruments were determined by an independent pricing service and are downloaded from Clearwater Analytics. FHLB common stock is held at redemption value (see Note 2).

Cash and cash equivalents: The carrying value approximates fair value.

Separate account asset/liability: Fair values are based on net asset values provided daily by fund managers.

Policyholder account balance: For deposit liabilities, the carrying value was based on the amount payable on demand at the reporting date and approximates fair value.

Dividend accumulations and other: The carrying value approximates fair value.

Amounts related to the Company’s financial instruments as of March 31, 2019 and December 31, 2018 are as follows:

	Carrying/Fair Value March 31, 2019	Carrying/Fair Value December 31, 2018
	(Dollars in thousands)
Financial instruments recorded as assets:
Fixed maturity securities	$195,753	$184,475
Equity securities	3,806	6,004
Policy loans	9,488	9,581
Other invested assets	536	202
Cash and cash equivalents	29,842	33,252
Separate account	22,922	20,819
Financial instruments recorded as liabilities:
Policyholder account balance:
Interest sensitive life contracts	41,718	41,478
Annuities	76,277	74,820
Dividend accumulations and other (1)	6,661	6,705
Separate account	22,922	20,819

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

Level 2 – Assets and liabilities whose values are based on the following:

(a)	Quoted prices for similar assets or liabilities in active markets;

(b)	Quoted prices for identical or similar assets or liabilities in markets that are not active; or

(c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Assets and liabilities whose values are based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

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

Other invested assets: Comprised of actively traded, exchange-listed derivative instruments. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Cash Equivalents: Comprised of money market funds. Market values for the money market funds are obtained daily from the fund managers.

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

The following table presents the Company’s securities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Recurring Fair Value Measurements
	at March 31, 2019 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Fair Values	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Fixed maturity securities:
U.S. government	$4,104	$4,104	$–	$–
States, political subdivisions, other	34,387	–	34,387	–
Corporate	110,985	–	110,985	–
Residential mortgage-backed securities	40,601	–	40,601	–
Commercial mortgage-backed securities	5,676	–	5,676	–
Total fixed maturities	195,753	4,104	191,649	–
Equities (1)	1,551	1,551	–	–
Other invested assets (2)	526	526	–	–
Cash equivalents (3)	29,842	29,842	–	–
Separate accounts (4)	22,922	22,922	–	–
Total	$250,594	$58,945	$191,649	$–

	Recurring Fair Value Measurements
	at December 31, 2018 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Fair Values	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Fixed maturity securities:
U.S. government	$4,057	$4,057	$–	$–
States, political subdivisions, other	30,989	–	30,989	–
Corporate	106,286	–	106,286	–
Residential mortgage-backed securities	37,522	–	37,522	–
Commercial mortgage-backed securities	5,621	–	5,621	–
Total fixed maturities	184,475	4,057	180,418	–
Equities (1)	3,767	3,757	–	10
Other invested assets	202	202	–	–
Cash equivalents (3)	33,252	33,252	–	–
Separate accounts (4)	20,819	20,819	–	–
Total	$242,515	$62,087	$180,418	$10

(1)

Certain equity investments for which the fair value, of $2.3 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively, is measured using the net asset value per share (or its equivalent) practical expedient have been excluded from the fair value hierarchy, above.

(2)

The Company’s investment in FHLB common stock for which the fair value, of $10,000 at March 31, 2019 and December 31, 2018, is based on its redemption value, effective January 1, 2019 (see Note 2), has been excluded from the fair value hierarchy, above.

(3)

Cash equivalents are invested in money market funds with daily liquidity. The estimated fair value of cash equivalents is based on the estimated fair value of the underlying assets as provided by fund managers in daily net asset values and included in Level 1 assets.

(4)

Separate account assets are invested in money market funds with daily liquidity. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets as provided by fund managers in daily net asset values and included in Level 1 assets.

There were no Level 3 purchases, issuances, sales, settlements, or transfers during the three month periods ended March 31, 2019 and March 31, 2018.

7.	Accumulated Other Comprehensive Income

The components of AOCI are as follows:

			Accumulated
	Unrealized		Other
	Investment		Comprehensive
	Gains (losses)	Shadow DAC	Income (loss)
	(Dollars in thousands)
Balance, January 1, 2018	$5,359	$(602)	$4,757
Available-for-sale investment
gains (losses) arising during the year:
Fixed maturity securities net of tax benefit of $207	(7,372)	–	(7,372)
Equity securities net of tax benefit of $63	(235)	–	(235)
Change in Shadow DAC net of tax of $235	–	885	885
Balance, December 31, 2018	(2,248)	283	(1,965)
Available-for-sale investment
gains (losses) arising during the period:
Fixed maturity securities net of tax of $742	4,997	–	4,997
Change in Shadow DAC net of tax benefit of $172	–	(649)	(649)
Cumulative net effect of adoption of new accounting principle (1)	(1,160)	–	(1,160)
Balance, March 31, 2019	$1,589	$(366)	$1,223

(1)	This amount is the net effect of adopting ASU No. 2016-01 as discussed in Note 3.

AOCI includes gross unrealized gains and losses on debt and equity securities, as well as shadow DAC. This value is presented net of tax. Equity securities were removed from this table upon adoption of ASU No. 2016-01 at January 1, 2019.

8.	Income Taxes

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

The Company has recorded a net deferred tax liability of $0.1 million reflecting a deferred tax liability of $0.6 million from unrealized gains on securities offset by a $0.5 million deferred tax asset, the partial benefit of $15.0 million in loss carryforwards, of which $13.1 million expire in varying amounts between 2025 and 2032. Realization of this asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A valuation allowance has been established to account for the Company’s assessment that the entire loss carryforward will likely not be recovered. Although realization of the net deferred tax asset is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company had no liability for unrecognized tax benefits at March 31, 2019 or December 31, 2018 and believes it is reasonably possible that the liability will not significantly increase within the next twelve months. No amounts have been accrued for interest or penalties.

The Tax Act limits life reserves for tax purposes to the greater of net surrender value or 92.81% of required reserves. It is not estimated that this will have a meaningful impact to the net admitted assets on the Company’s balance sheet.

The federal income tax provisions differ from the amounts determined by multiplying pre-tax income attributable to the Company by the statutory federal income tax rate of 21% for March 31, 2019 and March 31, 2018, as shown below.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Income tax benefits at statutory rate	$(29)	$(186)
Other	27	189
Income tax (benefit) expense	$(2)	$3
Effective tax rate	-1.4%	0.3%

9.	Commitments and Contingent Liabilities

The Company is involved in various legal actions for which it will establish liabilities where appropriate. In the opinion of the Company’s management, based on the advice of legal counsel, the resolution of such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.	Debt and Federal Home Loan Bank Advances

The Company has not issued any debt or other credit obligations as of March 31, 2019 or December 31, 2018. The Company has no commitments in the form of loan guarantees. Federal Life is a member of the FHLB and has access to various advances and other funding products. As of March 31, 2019 and December 31, 2018, there are no advances or other credit outstanding with the FHLB.

11.	Related Party Transactions

All the outstanding shares of Americana and FED Mutual are owned by Federal Life. Federal Life is owned by FEDHO Holding Company, which is controlled by Federal Life Holding Company which is owned by Federal Life Group.

For the three months ended March 31, 2019 and March 31, 2018, Americana paid $135,000 and $41,000, respectively, in common stock dividends to Federal Life. As of March 31, 2019, and December 31, 2018, Americana reported $200,000 and $78,000, respectively, as dividends due to its parent company, Federal Life. This amount is generally settled within 60 days. Federal Life provides financial support for Fed Mutual to continue its operations. All related party transactions eliminate in consolidation.

12.	Earnings Per Share

	Three Months Ended March 31, 2019	Pro Forma for the Three Months Ended March 31, 2018
	(Dollars in thousands, except per share data)
Numerator:
Net loss - numerator for earnings per common share	$(138)	$(890)
Denominator:
Weighted average basic common shares outstanding	3,530,250	3,530,150
Effect of dilutive securities:
Stock options	215,000	215,000
Restricted stock awards	140,000	140,000
Denominator for earnings per diluted common share	3,885,250	3,885,150
Basic loss per common share	$(0.04)	$(0.25)
Diluted loss per common share	$(0.04)	$(0.25)

The amounts disclosed above include 140,000 shares that were granted as restricted stock awards to the Company’s executive officers at the closing of the offerings associated with the Company’s IPO. No effect has been given to any issuances of additional shares in connection with the grant of options or awards of stock under the stock-based incentive plan adopted by the Company. Under the stock-based incentive plan, the Company may issue 480,000 shares of its common stock. Of this, 140,000 shares were granted as restricted stock awards and 215,000 shares were used to award stock options under the stock-based incentive plan. The issuance of authorized but unissued shares of common stock upon the exercise of stock options or for purposes of making restricted stock awards under the stock-based incentive plan instead of open market purchases would dilute the voting interests of existing shareholders by approximately 12%.

13.	Subsequent Events

On April 4, 2019, the Company filed with the SEC a Form 25, notification to voluntarily delist from the Nasdaq Capital Market and announced that it anticipates that its common stock will be quoted on the OTC Pink Open Market following the Nasdaq delisting. The delisting was effective April 14, 2019 and the Company’s stock began trading on the OTC Pink Open Market on April 15, 2019 under the symbol “FLFG”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes a summary of the Company’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. The Company’s operations represent substantially all of the business of FLG.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our 2018 10-K.

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

Please note, our 2018 10-K contains other information on factors that may affect financial results or cause actual results to differ materially from those contained in forward-looking statements. See the “Management’s Discussion and Analysis” section of the 2018 10-K for additional information.

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

Our revenues consist of insurance premiums, spreads on annuity contracts, net investment income, and net gains/(losses) on investments. Our distributors consist of the independent insurance agencies that we contract with to sell our insurance products to the ultimate customers (policyholders) who buy our insurance policies. We recognize premium revenue from our policyholders. We purchase reinsurance coverage to help manage the risk on our insurance policies by paying, or ceding, a portion of the policyholder premiums to the reinsurance company. Our net insurance premiums reflect amounts collected from policyholders, plus premiums assumed under reinsurance agreements, less premiums ceded to reinsurance companies. Net investment income represents primarily interest income earned on fixed maturity security investments and dividends from equity securities that we purchase with cash flows from our premium revenues and royalties from oil and gas interests that we acquired in the 1930s and 1940s. These investments support our liability for policy reserves and provide the capital required to operate our insurance business. Regulatory authorities primarily establish capital requirements.

Expenses consist of benefits paid to policyholders or their beneficiaries under life insurance policies and distributions on annuity contracts. Benefit expenses also include additions to the reserve for future policyholder and annuity holder benefits to recognize our estimated future obligations under the policies and annuity contracts. Insurance benefit expenses are shown net of amounts ceded under our reinsurance contracts. We also incur policy acquisition costs that consist of commissions paid to agents, policy underwriting and issue costs, and variable sales costs. A portion of these policy acquisition costs are deferred and expensed over the life of the insurance policies acquired during the period. Our insurance operations also incur overhead costs for functional and administrative staff to support insurance operations, financial reporting, and information technology. We recognize income (loss) on operations to the extent that premium revenues, net investment income, and net investment gains (losses) exceed (are less than) benefit expenses and general operating expenses for the period.

Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

The major components of operating revenues, benefits and expenses, and net income (loss) are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Revenues
Insurance revenues	$2,120	$2,744
Net investment income	2,201	2,107
Net investment gains	574	90
Other revenues	26	49
Total Revenues	4,921	4,990
Benefits and expenses
Policyholder benefits	1,954	3,095
Interest credit to policyholders	70	(48)
Operating costs and expenses	2,459	2,241
Amortization of deferred acquisition and sales inducement costs	371	374
Taxes, licenses and fees	189	197
Dividends to policyholders	18	18
Total Benefits and Expenses	5,061	5,877
Net loss before taxes	(140)	(887)
Tax expense (benefit)	(2)	3
Net loss	$(138)	$(890)
Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) arising during the period (net of tax)	4,997	(4,847)
Adjustment to deferred acquisition costs (net of tax)	(649)	582
Other Comprehensive Income (Loss)	4,348	(4,265)
Comprehensive Income (Loss)	$4,210	$(5,155)

Earnings per common share for the periods:	Three months ended March 31,	Pro forma for the three months ended March 31,
	2019	2018
Basic loss per common share	$(0.04)	$(0.25)
Diluted loss per common share	$(0.04)	$(0.25)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

For the three months ended March 31, 2019, revenues were $4.9 million compared to $5.0 million for the three months ended March 31, 2018. This decrease of $0.1 million (1.4%) resulted from lower insurance revenues, partially offset by higher net investment income and higher net investment gains. Insurance revenues decreased by $0.6 million (22.7%) primarily due to lower assumed premiums. Net investment income increased by $0.1 million (4.5%), and net investment gains and other revenues increased by $0.4 million.

Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2019 were $5.1 million compared to $5.9 million for the three months ended March 31, 2018, a decrease of $0.8 million (13.9%). Total benefits and expenses decreased primarily because policyholder benefits decreased by $1.1 million (36.9%). This was partially offset by an increase in operating expenses of $0.2 million (9.7%) and from an increase in interest credited to policyholders of $0.1 million.

Loss Before Income Taxes

For the three months ended March 31, 2019, we reported a loss before taxes of $0.1 million compared to a loss before taxes of $0.9 million for the three months ended March 31, 2018. This decrease of $0.8 million in loss before taxes was primarily due to lower policyholder benefits expenses.

Tax Expense

For the three months ended March 31, 2019, income tax benefit was $2,000 compared to an income tax expense of $3,000 for the three months ended March 31, 2018.

Insurance Revenues

For the three months ended March 31, 2019, insurance revenues were $2.1 million compared to $2.7 million for the three months ended March 31, 2018. This decrease of $0.6 million (22.7%) was mainly due to lower assumed premiums because the Company decided to no longer participate in the FEGLI reinsurance program, effective September 30, 2018.

Net Investment Income

For the three months ended March 31, 2019, net investment income was $2.2 million compared to $2.1 million for the three months ended March 31, 2018. This increase of $0.1 million (4.4%) was mainly due to higher income from cash equivalents due to higher invested balances and higher yields on these balances. The following table provides detail of the components of net investment income by asset type:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Fixed maturity securities	$1,835	$1,869
Equity securities	31	37
Real estate	26	37
Cash equivalents	153	8
Policy loans	174	176
Other	128	140
Subtotal	2,347	2,267
Investment expense	(146)	(160)
Net investment income	$2,201	$2,107

One key measure of our investment income is the book yield on our holdings of fixed maturity securities. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. The following table provides our book yield for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31,
	2019	2018
Book yield on fixed maturity securities available for sale (1)	3.9%	4.1%

(1)	Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying fixed income investments for the period.

Net Investment Gains

For the three months ended March 31, 2019, net investment gains were $0.6 million compared with net investment gains of $0.1 million for the three months ended March 31, 2018. This increase of $0.5 million was mainly due to gains on equity securities and a sale of an asset by Americana. In 2018, changes in the market value of equity securities were taken through other comprehensive income but are now included in net investment gains as a result of the adoption of ASU No. 2016-01 at January 1, 2019.

Other Revenues

For the three months ended March 31, 2019, other revenues were $26,000 compared with $49,000 for the three months ended March 31, 2018. This decrease of $23,000 (46.9%) is primarily due to lower fee income from our separate account business in 2019 and from lower miscellaneous income.

Policyholder Benefits

For the three months ended March 31, 2019, policyholder benefits were $1.9 million compared with $3.1 million for the three months ended March 31, 2018. This decrease of $1.2 million (36.9%) resulted primarily from lower reserves and from lower benefits due to the termination of the FEGLI reinsurance program.

Interest Credit to Policyholders

For the three months ended March 31, 2019, interest credited was $70,000 compared to ($48,000) for the three months ended March 31, 2018. This increase of $118,000 is mainly due to higher payouts and reserve increases.

The following table provides our average credited rate by product for the three months ended March 31, 2019 and March 31, 2018:

	Average Credited Rate (1)
	Three Months Ended March 31,
	2019	2018
Annuity Contract Holder Deposits	0.84%	0.80%
Dividends Left on Deposit	0.61%	0.61%
Other	0.55%	0.62%

(1)	Average credited rate is calculated as the percent of interest credited to average reserves for the period.

Operating Costs and Expenses

For the three months ended March 31, 2019, operating costs and expenses were $2.5 million compared to $2.2 million for the three months ended March 31, 2018. This increase of $0.3 million (9.7%) was mainly a result of higher expenses at the holding company related to regulatory filings, partially offset by lower general expenses for the insurance entity.

Amortization of Deferred Acquisition and Sales Inducement Costs

For the three months ended March 31, 2019 and March 31, 2018, amortization of deferred acquisition costs was unchanged at $0.4 million.

Taxes, Licenses and Fees

For the three months ended March 31, 2019 and March 31, 2018, taxes licenses and fees were unchanged at $0.2 million.

Dividends to Policyholders

For the three months ended March 31, 2019 and March 31, 2018, dividends to policyholders were unchanged at $18,000.

Financial Condition

Investments

Our investment strategy and guidelines are developed by management and approved by our board of directors. Our investment strategy is designed to maintain a well-diversified, high quality fixed income portfolio that will provide adequate levels of net investment income and liquidity to meet our policyholder obligations under our life insurance policies and our annuity deposits. To help maintain liquidity, we establish the duration of invested assets within a tolerance to the policy liability duration. The investments are managed with an emphasis on current income within quality and diversification constraints. The focus is on book yield of the fixed income portfolio as the anticipated portfolio yield is a key element used in pricing our insurance products and establishing policyholder crediting rates on our annuity contracts. We also maintain a small equity portfolio consisting of investments in exchange-traded funds and an investment in a commercial real estate fund. With the additional capital provided by the IPO, we may rebalance our investment portfolio to seek higher yields on our securities investments. Higher yielding investments usually are associated with higher investment risks, which may result in us recognizing higher OTTI charges.

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

	Estimated Fair Value
S&P Rating	March 31, 2019		December 31, 2018
	(Dollars in thousands)
AAA	$13,626	7.0%	$11,276	6.1%
AA	73,494	37.5%	70,462	38.2%
A	39,142	20.0%	35,494	19.2%
BBB	60,323	30.8%	58,595	31.8%
Total investment grade	$186,585	95.3%	$175,827	95.3%
BB	7,039	3.6%	6,387	3.5%
B	1,747	0.9%	1,878	1.0%
CCC	274	0.1%	275	0.1%
CC	–	0.0%	–	0.0%
C	108	0.1%	108	0.1%
D	–	0.0%	–	0.0%
Total below investment grade	$9,168	4.7%	$8,648	4.7%
Not rated	–	–	–	–
Total	$195,753	100.0%	$184,475	100.0%

The following table sets forth the maturity profile of our debt securities at March 31, 2019 and December 31, 2018. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	March 31, 2019				December 31, 2018
	Amortized		Fair		Amortized		Fair
	Cost	%	Value	%	Cost	%	Value	%
	(Dollars in thousands)
Due in one year or less	$6,699	3.5%	$6,795	3.5%	$5,998	3.2%	$6,041	3.3%
Due after one year through five years	34,683	18.0%	35,506	18.1%	37,917	20.3%	38,032	20.6%
Due after five years through ten years	77,014	40.0%	77,945	39.8%	74,274	39.7%	72,209	39.1%
Due after ten years	28,886	15.0%	29,230	14.9%	25,419	13.6%	25,050	13.6%
Mortgage-backed securities	45,291	23.5%	46,277	23.6%	43,427	23.2%	43,143	23.4%
Total debt securities	$192,573	100.0%	$195,753	100.0%	$187,035	100.0%	$184,475	100.0%

Every quarter we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value is other than temporary. The quarterly review focuses on securities with larger impairments and that have been in an impaired status for longer periods of time.

Unrealized Holding Gains

We also record capital appreciation/depreciation on our available for sale fixed maturity securities. The following table shows the change in equity from mark-to-market adjustments on our available for sale fixed maturity securities. The market value of our fixed income securities has increased this year as a result of lower interest rates and narrower yield spreads.

	Three months ended March 31,
Accumulated Other Comprehensive Income	2019	2018
	(Dollars in thousands)
Unrealized holding gains (losses) from changes in the market value of securities, including the related impact to future policy benefit liabilities, the policyholder dividend obligation, and deferred policy acquisition cost balances	$4,919	$(4,261)
Income tax effect	(571)	(4)
Net increase (decrease) in accumulated other comprehensive income	$4,348	$(4,265)

At March 31, 2019, we have AOCI from a mark-to-market adjustment of our available for sale fixed income securities totaling $2.1 million (net of federal income taxes and DAC effects).

Financial Position

March 31, 2019

At March 31, 2019, we had total assets of $286.9 million compared to total assets at of $279.7 million at December 31, 2018. The increase in total assets primarily results from higher fair values on fixed maturity securities of $11.3 million due to lower interest rates and additional investment, and from a $2.1 million increase in the separate account asset as a result of higher underlying asset values. These increases were partially offset by a decrease in cash and cash equivalents of $3.4 million.

At March 31, 2019, we had total liabilities of $229.7 million compared to total liabilities of $226.8 million at December 31, 2018. This increase of $2.9 million was primarily due to an increase of $1.7 million in policyholder account balances as a result of index annuity sales and a $2.1 million increase in the variable annuity reserve due to higher underlying asset values.

Total equity increased from $52.9 million at December 31, 2018 to $57.1 million as of March 31, 2019. This increase in equity of $4.2 million (8.0%) was due to other comprehensive income of $4.3 million partially offset by a net loss of $0.1 million. The other comprehensive income for the period was due to unrealized gains on fixed maturity securities available for sale.

Liquidity and Capital Resources

Our principal sources of funds are from premium revenues, annuity deposits, investment income, and proceeds from the sale and maturity of investments. The Company’s primary uses of funds are for payment of life policy benefits, contractholder withdrawals on annuity contracts, new business acquisition costs for our insurance operations (commissions, underwriting, and issue costs), general operating expenses, and purchases of investments. Our investment portfolio is structured to provide funds periodically over time, through investment income and maturities, to provide for the payment of policy benefits and contractholder withdrawals.

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

We are members of the Federal Home Loan Bank of Chicago (“FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $10,000, which allows us to borrow from the FHLBC. Interest on borrowed funds is charged at variable or fixed rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There were no borrowings from FHLBC during either 2019 or 2018.

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

Federal Life is a party to service and cost sharing agreements with Americana and FED Mutual pursuant to which certain costs and expenses incurred by Federal Life on behalf of Americana and FED Mutual are allocated to such entities and paid to Federal Life. During the three month period ended March 31, 2019 and March 31, 2018, Americana paid $12,500 and FED Mutual paid $1,500 to Federal Life for such services. All related party transactions eliminate in consolidation.

Federal Life is also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus required by the Compiled Statutes of Illinois was $1.5 million at March 31, 2019. Federal Life’s statutory capital and surplus at March 31, 2019 was $24.3 million.

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

As an Illinois domiciled holding company, Federal Life Holding Company is subject to the same minimum statutory capital and surplus levels as Federal Life. However, Federal Life Holding Company is not authorized to transact insurance business and cannot issue or reinsure insurance policies. Accordingly, the level of statutory capital and surplus at Federal Life Holding Company has no material effect on the ability of Federal Life to write insurance or on the Company’s consolidated results of operations, financial position, or liquidity. Although Federal Life Holding Company is subject to minimum capital and surplus requirements, it is not subject to RBC requirements. Our other operating subsidiaries are not subject to regulatory capital requirements or RBC.

For the three months ended March 31, 2019, we had a net decrease in cash of $3.4 million compared with a net decrease of $0.3 million for the three months ended March 31, 2018. The increase in the use of cash of $3.1 million compared with last year was due to an increase in net cash used in operating activities of $0.4 million, an increase in net cash used in investing activities of $2.3 million, and a decrease in net cash from proceeds from financing activities of $0.4 million.

New Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which are incorporated by reference in this Item 2.4.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Act of 1934, as amended) as of March 31, 2019. These controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on this evaluation, the Company’s management has concluded that our disclosure controls and procedures were not effective.

During the first quarter of fiscal year 2019, we identified material weaknesses in our controls regarding presentation of the financial statements and related disclosure. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance of timely reporting as of the date this report is filed.

The material weaknesses in our disclosure controls and procedures resulted from failure to timely resolve questions regarding the inclusion and classification of certain information in the Company’s quarterly financial statements and related disclosure prior to the original required filing date for the Form 10-Q. Such questions were resolved prior to the actual filing date of this report.

Going forward the Company will continue to emphasize on-going training around financial reporting in GAAP and changes in public reporting company disclosure rules, and the skills and knowledge required for those performing financial reporting functions in public companies. We expect that the remediation of these material weaknesses will be completed prior to the filing of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2019.

Internal Control Over Financial Reporting

As noted above, we identified a material weakness in our disclosure controls and procedures regarding the inclusion and classification of certain information in the Company’s quarterly financial statements and related disclosure. Based on this material error the Company’s management concluded there was a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis. Therefore, management concluded that its internal control over financial reporting was not effective as of March 31, 2019.

In order to achieve effective internal controls over financial reporting, the Company will continue to emphasize on-going training around financial reporting in GAAP and changes in public company reporting disclosure rules, and the skills and knowledge required for those performing financial reporting functions in public companies. The Company’s management believes these steps will lead to an internal control process that is more efficient with regard to accounting and financial matters and expects that the remediation of this material weakness in internal control over financial reporting will be completed prior to the filing of the Company’s quarterly report on Form 10-Q for the period ended June 30, 2019.

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

FEDERAL LIFE GROUP, INC.

By:	/s/ Anders Raaum
Anders Raaum
Chief Financial Officer

May 20, 2019